Form 10-K
period 2014-12-30
Habit Restaurants, Inc.
filed 2015-03-12
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36749

THE HABIT RESTAURANTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4791171
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17320 Red Hill Avenue, Suite 140, Irvine, CA 92614

(Address of Principal Executive Offices and Zip Code)

(949) 851-8881

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s equity.

As of March 10, 2015, there were 8,974,550 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 17,028,204 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE HABIT RESTAURANTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I

The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A, Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K.

Beginning with fiscal year 2011, we have operated on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. As a result of the transition to this 52- or 53-week fiscal calendar from a traditional year-end calendar, fiscal year 2010 began on January 1, 2010 but ended on December 28, 2010, such that fiscal year 2010 was three days fewer than a typical calendar year. Prior to fiscal year 2010, we used a traditional calendar year end for our fiscal year for financial reporting purposes. Fiscal years 2011, 2012, 2013 and 2014 ended on December 27, 2011, December 25, 2012, December 31, 2013 and December 30, 2014 respectively.

Unless the context requires otherwise, references to ‘‘The Habit Burger Grill,’’ ‘‘The Habit,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to The Habit Restaurants, Inc. and its consolidated subsidiaries. References to “per customer spend” refer to total restaurant revenue divided by the number of entrées sold.

ITEM 1. Business

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers, topped with caramelized onions, melted cheese, crisp lettuce, ripe tomatoes and wrapped neatly in paper, has generated tremendous consumer response, resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines.

We believe our restaurant concept delivers a highly differentiated customer experience by combining the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast food restaurants. Four pillars form the foundation of our brand:

•	Quality. At the core of our differentiated model is a company-wide commitment to quality, beginning with our food.

•	Environment. Our restaurants are enhanced with abundant natural light, hardwood, polished stone countertops and a spacious dining area featuring soft vinyl booths, high-top tables and community table seating. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness.

•	Hospitality. We seek to exceed our customers’ expectations for service and believe our ability to consistently deliver genuine hospitality begins with our employees.

•	Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the starting price for our original Charburger with cheese is $3.50, which is well below similar items on the menus of most competing fast casual restaurants.

The first Habit Burger Grill opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be, built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, and since then we have grown our brand on a disciplined basis designed to capitalize on our large market opportunity. The Habit’s experienced management team includes Ira

Fils, our Chief Financial Officer, Anthony Serritella, our Chief Operating Officer, Peter Whitwell, our Chief Quality Officer, Russell Friend, our Chief Development Officer, and Matthew Hood, our Chief Marketing Officer. Our management team has an average tenure of over 28 years in the restaurant industry. Collectively, the management team leverages industry experience from The Habit, as well as other leading brands such as The Cheesecake Factory, Mimi’s Café, Panda Express, Outback Steakhouse, Rubio’s Fresh Mexican Grill, Pei Wei Asian Diner, and BJ’s Restaurant and Brewhouse. Our highly experienced management team has created and refined our infrastructure to deliver replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Performance Overview

Our disciplined growth strategy has enabled strong growth across all of our key performance metrics, including number of new restaurant openings, comparable restaurant sales, average unit volumes (“AUVs”), revenue, net income and Adjusted EBITDA.

•	The Habit has grown from 26 locations across three markets in California as of December 31, 2009 to 110 locations across 10 markets in four states as of December 30, 2014 and we had a compound annual growth rate of our units from 2009 to 2014 of 33.4%;

•	Our restaurants have generated 44 consecutive fiscal quarters of positive comparable restaurant sales growth, due primarily to increases in customer traffic;

•	We have grown our company-owned restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.8 million for the fiscal year 2014, representing an increase of 45.9%; and

•	From fiscal year 2009 to fiscal year 2014, our revenue increased from $28.1 million to $174.6 million, net income increased from $0.1 million to $7.6 million and Adjusted EBITDA increased from $1.9 million to $21.0 million.

For the definition and reconciliation of Adjusted EBITDA, a non-GAAP term, to net income, see the section entitled “Item 6, Selected Financial Data.’’ Management has determined that the Company has one operating segment, and therefore one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial performance and allocates resources at a consolidated level on a recurring basis.

Our Competitive Strengths—“The Habit Difference”

Quality. Quality is a key ingredient in everything we do and our commitment to quality starts with our food. The Habit offers a diverse menu featuring a distinctive char-grilled preparation technique to deliver an appealing variety of burgers, chicken, sushi-grade tuna and USDA choice steak featured in our sandwiches and salads, which are made-to-order using fresh ingredients. It is our mission to become everyone’s favorite Habit, one burger at a time. We “Respect the Burger” and believe that it should be prepared over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries.

We are highly focused on delivering superior restaurant-level execution to enhance our customers’ experiences and create loyal fans that serve as our brand ambassadors. We execute our “daily disciplines” operating framework in each of our restaurants to foster a culture of excellence and deliver a consistent customer experience across our restaurant base. These “daily disciplines” include extensive and disciplined kitchen preparation to ensure consistent order throughput during peak periods, detailed inventory control and customer-facing practices designed to ensure a high level of execution. Each of our restaurants is staffed with a minimum of three managers who are committed to enhancing our customers’ experience. We value our customers’ time and target an average cook time of five to seven minutes from order to delivery, allowing our teams to properly execute the made-to-order preparation of our fresh ingredients and still cater to the busy schedules of our customers.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents, and a layout that optimizes the available space and serves as a setting for a wide variety of dining occasions. Our average restaurant size is between 2,000 and 2,800 square feet and features a comfortable dining room offering booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 52% lunch and 48% dinner for the fiscal year ended December 30, 2014.

Hospitality. We hire and train individuals who share our passion for food and deliver friendly, attentive service by engaging customers the moment they enter our restaurants and maintaining this level of service throughout their visit. We believe our ability to deliver high-quality service is a function of our relationship with our employees, and we therefore focus on fostering an atmosphere of teamwork and support with a clear path toward promotion within the company. We have developed a proprietary matrix system for professional development of the entire team, and we believe that by offering our employees great opportunities for ongoing professional development, they in turn remain committed to providing our customers with an experience that exceeds expectations. We strive to demonstrate that:

•	we recognize the contributions our people make;

•	quality is a key ingredient in everything we do;

•	we are committed to our “daily disciplines”;

•	we are always friendly and customer-focused; and

•	we provide an environment that fosters personal and professional growth.

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit provides an experience commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. Our Charburger was recently named the “best tasting burger in America” in July 2014 in a comprehensive survey by one of America’s leading consumer magazines. The price for our award-winning, char-grilled, made-to-order Charburger combination meal with fries and a regular drink starts at $6.50, and for the fiscal year ended December 30, 2014, our average per customer spend was $7.66, which provides our customers with a meal that we believe is priced well below comparable menu options at many competing fast casual restaurant alternatives and contributes to our ability to appeal to a broad customer base. We have a longstanding commitment to value and have increased prices only two times in the last five years. We have continued to generate positive comparable restaurant sales growth, due primarily to increased customer traffic.

Our Food

Our restaurants offer freshly-prepared, made-to-order food with high-quality ingredients from a diverse menu offering, which includes char-grilled burgers, a variety of sandwiches and crisp salads, all at attractive price points relative to our fast casual competitors. We char-grill all of our proteins, which provides our distinct flavor profile. We believe our menu variety and attractive price points generate broad customer appeal allowing us to drive traffic and sales during both lunch and dinner hours and ultimately increase AUVs.

Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 61% of our entrée revenue for the fiscal year ended December 30, 2014 and we believe are often the first item new customers will try when visiting one of our restaurants. We also offer an attractive selection of non-burger items, which we believe drives guest frequency and makes The Habit a desirable destination at any time of day for a broad range of people.

Our restaurants use high-quality ingredients such as fresh ground beef patties for our signature Charburgers, USDA choice tri-tip steak, grilled chicken, sushi-grade tuna and fresh produce to complement our burgers, sandwiches and salads. Overall, we believe our menu of high-quality food at reasonable prices offers considerable value to our customers. We generally do not discount our menu items to help ensure that we are able to maintain our high food quality while delivering everyday low prices, unlike some other restaurant operators who implement discounting programs aimed at increasing traffic and revenue, but that may impact profitability and quality.

Highly Productive Restaurants

“The Habit Difference” has generated positive comparable restaurant sales growth for the last 44 quarters by delivering a combination of fresh, made-to-order food, a hospitable and welcoming environment and a strong customer value proposition. In addition, AUVs have grown from approximately $1.2 million in fiscal year 2009 to approximately $1.8 million for the fiscal year ended December 30, 2014, representing an increase of 45.9%. Additionally, our restaurants that had been open for 12 months or more as of December 30, 2014 had average restaurant-level profit margins greater than 21% and generated cash-on-cash returns in excess of 40%.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Restaurant-level financial results are typically defined as restaurant contribution which consists of revenue less food and paper costs, labor and related expenses, occupancy and other operating expenses. This profit is normally measured as a percentage of restaurant revenue.

Profit margins are typically defined as profit divided by revenue. Strong profit margins are generally considered 20% or higher. Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.8 million for the fiscal year ended December 30, 2014 at our low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of 4,628 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school hangout for students, a social venue for seniors or an affordable restaurant for families. We aim to provide an accommodating environment and diverse menu selection that is appealing to each of our customers. Our dinner day part accounted for 48% of our sales for the fiscal year ended December 30, 2014 and generated traffic over an extended timeframe from 4:00 P.M. to closing. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $834 for the fiscal year ended December 30, 2014.

Broad Customer Appeal

Based on an external research report and a third-party customer satisfaction survey, our customer base is well-balanced with 55% male customers and 45% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Over 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 52% lunch and 48% dinner for the fiscal year ended December 30, 2014, which in turn contributed to our strong AUVs.

Site Development and Expansion

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We have developed a targeted site acquisition and qualification process that incorporates our management’s experience as well as extensive data collection, analysis and interpretation. Our restaurant development efforts are led by our highly experienced senior management team and our in-house real estate team. Collectively, they have extensive experience identifying and qualifying suitable restaurant locations with restaurant concepts such as The Cheesecake Factory, Pei Wei Asian Diner, Panda Express, Baja Fresh Mexican Grill and Rubio’s Fresh Mexican Grill.

Our track record of never closing a restaurant, long-term landlord relationships, positive tenancy, attractive customer profile and ability to generate average weekly customer count of 4,628 customers per restaurant location allows us to be selective in our evaluation of new sites, and we believe our restaurants are highly sought after by real estate owners and developers. We are often made aware of opportunities early in their development process, allowing us to secure optimal locations. We have a network of real estate brokers who manage the investigation of prospective sites in each of their respective markets. Our internal real estate team communicates frequently with its network of brokers on a regular basis in order to consistently drive the site acquisition process to achieve our annual growth objectives.

Our site selection process includes extensive data collection, strategic mapping and competitive analysis and we proactively seek new restaurant locations based on specific criteria, such as demographic characteristics, daytime population and residential density thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. Our restaurant concept works in a range of location types due to the flexibility of our restaurant design, the balanced sales mix across day parts and guest demographics. Our restaurants are located in grocery anchored strip centers, power centers anchored by big box regional retailers and free-standing locations. To assist in our analysis of a potential restaurant location, we focus on locating near traffic generators, such as office buildings, hospitals, movie theaters, recreational parks, high schools and colleges, as well as preferred co-tenants with similar customer demographics to The Habit. While we typically target end-cap locations, we have the flexibility to operate inline, free-standing and drive-thru locations. We believe there is an opportunity to open more drive-thru locations going forward, which require increased investment costs but generate higher AUVs and result in higher return on investment. Our ability to succeed in various trade area and real estate types has provided us with flexibility in our market development strategy and has lowered operating risk when selecting new restaurant locations.

Restaurant Design

After securing a restaurant site, we commence our restaurant buildout. Our average restaurant size is between 2,000 and 2,800 square feet and features a comfortable dining room offering booth, high-top and community table seating, along with outdoor patios. Each of our restaurants has a customized layout to optimize the available space with consistent design cues that contribute to our customers’ experiences. The dining area of our typical restaurant can seat approximately 30 to 50 people, and if the location has a patio, the patio will accommodate approximately 25 to 35 additional people.

Our prototype new restaurant model targets an average investment of approximately $750,000, net of tenant allowance. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our six flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

Construction

Our development process averages 12 weeks from the point when we commence construction on a site to the grand opening. The actual timeframe for the development of a new restaurant will vary based on site specific considerations such as whether the location is newly constructed or converted from an existing space, or whether the location is within a new or existing market. Our Chief Development Officer oversees each step of the development process that prepares a new restaurant for turnover to operations, and as of December 30, 2014 we have successfully developed 89 new restaurant locations under his leadership since the beginning of fiscal year 2009 within both new and existing markets.

Restaurant Management and Operations

Service

We seek to deliver an experience and atmosphere at The Habit that our customers want to share with family and friends. Our focus on superior restaurant-level execution to enhance our customers’ experiences is instilled within every one of our employees. We make an effort to hire team members who share our passion for food, exhibit a consistently positive attitude and high degree of integrity, approach their jobs with a team mentality and who will operate our restaurants in a way that is consistent with our high standards. We believe that we attract genuine, friendly employees at The Habit, and then reinforce and reward such employees’ dedication to hospitality which helps us to consistently provide high levels of service to our customers and differentiate our dining experience from that of our competitors.

Our team members are empowered to improve the experience of our customers and directly address any customer concerns, which we believe contributes to the success of our business. We encourage our team members to take responsibility for our dining room environment and personally visit tables to ensure our customers’ satisfaction. Our cashiers are extensively trained on the menu items and offer customers thoughtful suggestions to enhance their ordering process. The pepper bar and beverage stations are continuously monitored for cleanliness and an ample supply of products.

A meaningful portion of our customers also visit The Habit for on-the-go meals, where speed and efficiency are of utmost importance. We offer mobile and online ordering supported by a dedicated call center to enhance the ordering experience. We are also using tablets in selected restaurants to expedite drive-thru ordering and are testing the tablets for in-store use to facilitate faster customer ordering during peak hours. We value our customers’ time and target an average cook time of five to seven minutes from order to delivery, allowing our teams to properly execute the made-to-order preparation of our fresh ingredients and still cater to the busy schedules of our customers.

In order to maintain our high level of customer service, we have implemented a Customer Service Evaluation system. We measure team performance using specific metrics, including positive attitude and engagement with our customers. All captured data can be analyzed by category or broad measures, including region or district, and the results are reviewed by our corporate and restaurant-level management on a monthly basis and comprise a meaningful portion of each restaurant location’s quarterly bonus plan.

Operations

At The Habit, we believe that superior execution leads to superior results. We focus on offering our customers a high-quality and consistent experience every time they visit us and have implemented disciplined operating systems aimed at measuring our ability to deliver this high-quality experience. These systems include restaurant operating reviews, customer service evaluations and speed of service performance standards. Corporate and restaurant-level management utilize the information to identify strengths and opportunities and develop specific plans for continuous performance improvement.

We employ a customer-centered approach to our restaurant operations, which we also believe is fundamental to our success. Each of our restaurants is typically staffed with a restaurant manager, at least two assistant managers and an average of approximately 25 dedicated team members who prepare our food fresh daily and deliver outstanding customer service. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Our District Managers are, on average, responsible for fewer than four restaurants, which allows them to visit each restaurant regularly and maintain a frequent dialogue with our restaurant managers. Similarly, our Directors of Operations are each responsible for between approximately five and seven districts to ensure they are accessible and attentive to the needs and performance of the restaurants in their regions.

In addition, we conduct quarterly operating reviews of each of our restaurants to ensure that each restaurant meets our high operational standards. Food safety is a top priority, and we dedicate substantial resources, including our supply chain team and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to ensure food quality and mitigate safety risks. Our restaurants undergo internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers.

Training

We are selective in our hiring processes, aiming to staff our restaurants with team members that are friendly, customer focused, and driven to perform high-quality work. We believe we make employee expectations and accountability clear through our stated commitment to our “daily disciplines,” which are posted in each of our restaurants. We believe that this fosters a culture of excellence and allows us to deliver a consistent customer experience across our restaurant base.

Our management, operations and training philosophy underscore the importance of professional and personal development for every one of our employees. Our professional development procedures include various process calendars and individual milestones which are overseen at the executive level by our Chief Quality Officer. Our restaurant-level managers are incentivized to instill a culture of excellence and drive the development of their employees. A significant component of management’s restaurant-level bonus is based on the ability to properly train and support employees. We often have dozens of managers-in-training at a given time to ensure that we have a pipeline of quality management candidates to support our new restaurants. We have complemented our training and development programs with valuable systems and tools, such as a cloud-based system to deliver proprietary training tools to our employees that also serves as a progress tracking mechanism. Our internal matrix system creates customized progression plans for each restaurant-level employee and is available for review by all members of management. We believe that the hands-on approach we take to provide personal and professional development to every team member contributes to our ability to consistently deliver a high-quality customer experience.

Management Information Systems

We have invested in information systems that provide robust processing and reporting capabilities for our restaurants. All of our restaurants use MICROS, a leading computerized point-of-sale system, which we believe is scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface with an integrated kitchen display system and pagers, combined with high speed credit card and gift card processing all specifically designed for the restaurant industry. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average transaction that we actively analyze. Our enterprise-level point-of-sale system allows us to manage all products sold and their corresponding prices in every restaurant from our corporate office.

Our in-restaurant back office system is designed to assist in the management of our restaurants by providing quick access to sales information as well as labor and food cost management tools. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data and reduces restaurant managers’ time spent on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department on a daily basis. For company-owned restaurants, we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly reporting on key measures for each location with final reports following the end of each period. Our restaurant managers also have the ability to submit food and operating supply orders electronically to our distribution network. Some of the additional systems that we use include a cloud-based information system, paperless employee files, proprietary on-line training system and a customized labor deployment tool. All of our restaurant systems can be accessed by multi-functional hand-held tablets. Our systems and data are protected by advanced communication and data security systems.

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-owned restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. We have two franchise development agreements in place for the Las Vegas, Nevada and Seattle, Washington markets and expect our first franchised restaurants to open in 2015. We also have an international franchise agreement for development of restaurants in six countries in the Middle East and expect to open the first restaurant under this agreement in 2015. We have one licensed restaurant located on the campus of The University of Southern California and a development license for various non-traditional locations.

Pursuant to The University of Southern California license agreement, we granted a non-exclusive right and license to The University of Southern California to use our system of restaurant operation, including recipes, methods of food presentation, trade secrets and know-how. The agreement began in August 2013 and has an initial term of five years, with two options for The University of Southern California to renew for five-year terms. The University of Southern California paid us an initial development fee at the time of entering into the license agreement and pays an ongoing monthly royalty to us based on the gross sales at the licensed location.

Our Seattle and Las Vegas agreements grant area development rights for up to a specified number of Habit restaurant locations within particular geographic locations for a period of five to 10 years. Under these agreements, we received initial development fees and initial franchise fees. Additionally, under each agreement we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We expect that future franchise development agreements will have similar terms.

In October 2014, we entered into a license agreement with a licensee which requires such licensee to develop 17 Habit restaurants over five years in certain non-traditional settings including educational, corporate, healthcare, military and governmental facilities. This license agreement is exclusive to the licensee for these facility types; however, such exclusivity is subject to termination annually if target milestones are not met. Under this agreement, we will receive an initial license fee per restaurant that is opened. Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreement.

In November 2014, we entered into an international franchise agreement for the development of up to 50 restaurants in six countries in the Middle East over the next 10 years. The franchisee has the exclusive rights to open restaurants in the UAE, Saudi Arabia, Qatar, Bahrain, Kuwait and Oman. Under this agreement, we received an initial development fee and initial franchise fees. Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement.

We intend to expand the number of franchised and licensed restaurants on a disciplined basis as we develop our franchise and license program, and we have a seasoned Vice President of Franchising to oversee our strategy to build brand awareness and drive market penetration. We have focused our franchisee and licensee development efforts on experienced, well-capitalized partners that have operating resources, local market knowledge and a capacity to build 10 or more restaurants in their respective markets.

Marketing and Advertising

We believe that our superior execution and high-quality food creates loyal customers who become brand ambassadors. Our focus on genuine hospitality creates a great experience for our customers, motivating them to recommend The Habit to their family and friends. We enhance sales by driving brand awareness and increasing trials by first time customers, because we believe that if we can get new consumers to experience The Habit, they will quickly become regular customers.

Our marketing efforts, headed by our Chief Marketing Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize social media such as Facebook, Yelp and Instagram to generate buzz and promote our brand. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our three custom designed Habit Burger Grill trucks to provide event catering services and have plans to add two additional catering trucks within the next year. As of December 30, 2014 we operated three catering trucks in California that serve the greater Los Angeles and Orange County areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in some instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. These trucks enable us to reach new consumers who may be outside our restaurant footprint by promoting new trials and extending brand awareness. We also utilize a free Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.

•	Increase Frequency of Existing Customers. We seek to more deeply entrench ourselves with our current customers to gain additional visits from them. We have a diverse menu that gives customers a broad variety of options from which to choose from on each visit and an ability to personalize their experience. We focus our product development efforts on select, high-quality new menu offerings to broaden our appeal to customers and further substantiate our position as a leading fast casual destination. We also use cost effective local store marketing to increase our brand’s prominence with the consumer. Additionally, we believe our employees are one of our best marketing assets. We invest time, energy and resources educating each employee about our brand and developing them into long-term brand advocates. We believe that our employees can and have become among our most enthusiastic brand ambassadors.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire high-quality ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our primary distributor is Performance Food Group (our “primary distributor”), and we contract with them for the majority of our food and supplies. The food and supplies we purchase from Performance Food Group primarily consist of various proteins, such as fresh ground beef, chicken, sushi-grade albacore and USDA choice tri-tip steak. We also purchase beverages, paper and packaging products, produce, dairy and other grocery items, as well as a variety of kitchen and cleaning supplies needed to support our restaurant operations. We carefully selected our primary distributor based on its quality, understanding of our brand and ability to support our high growth model due to its national distribution presence. We regularly evaluate our primary distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.

We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet our criteria and strict quality control standards in the production and delivery of our food and other products. We arrange for delivery of our products to each of our restaurants three days a week. Our standard sourcing procedures utilize two or more suppliers per distribution center for each commodity in order to reduce our supplier risk and ensure our ability to secure high-priority ingredients.

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (the “PTO”). We have registered several marks with the PTO, including the following: The Habit; The Habit Burger Grill; Respect the Burger; and Custom Built! Quality Food Made to Order & Design. We also have certain trademarks registered or pending in certain foreign countries. In addition, we have registered the Internet domain name www.habitburger.com. The information on, or that can be accessed through, our website is not part of this report.

We plan to license the use of our registered trademarks to franchisees and licensees through franchise and license arrangements. These arrangements will restrict franchisees’ and licensees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property. However, we cannot predict whether steps taken to protect such rights will be adequate. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry—We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.”

Competition

We primarily compete in the fast casual restaurant segment, but also with restaurants in other segments, such as traditional fast food and casual dining. We believe the fast casual restaurant segment is competitive with these other restaurant segments with respect to food quality, price and value relationships, ambience, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of food products and supplies, labor and government laws and regulations.

We believe that we have a very favorable competitive stance in the fast casual restaurant segment and represent a highly disruptive concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2013, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill, Panera Bread Company and Panda Express, along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries and Smashburger, among others.

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our average per customer spend of $7.66 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a strong foundation for our continued growth.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the fourth quarter due to holiday closures. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters. In addition, we have outdoor seating at many of our restaurants, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue.

Employees

As of December 30, 2014, we had 3,095 employees, including 112 field supervision/corporate personnel and 2,983 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 30, 2014:

Name	Age	Position
Russell W. Bendel	60	Chief Executive Officer, President and Director
Ira Fils	49	Chief Financial Officer, Secretary and Director
Anthony Serritella	54	Chief Operating Officer
Peter Whitwell	55	Chief Quality Officer
Russell Friend	53	Chief Development Officer
Matthew Hood	45	Chief Marketing Officer
Christopher Reilly	52	Director
Allan Karp	60	Director
Ira Zecher	62	Director
A. William Allen III	55	Director

Executive Officer Biographies

Russell W. Bendel was appointed Chief Executive Officer and President of The Habit Restaurants, LLC in June 2008 and was appointed Chief Executive Officer and President of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, LLC since August 2008, and has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Bendel was President and Chief Operating Officer of The Cheesecake Factory. Beginning in June 2001, Mr. Bendel worked at Mimi’s Café as Chief Executive Officer and President. He currently sits on the board of directors of the California Restaurant Association and on the board of advisors for the Collins School of Hospitality Management at California State Polytechnic University. He holds a Bachelor of Science degree in Hotel Administration from Florida International University. Because of his extensive experience in leadership positions in the restaurant industry, we believe Mr. Bendel is qualified to serve on our board of directors.

Ira Fils was appointed Chief Financial Officer and Secretary of The Habit Restaurants, LLC in August 2008 and was appointed Chief Financial Officer and Secretary of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Fils served as Chief Financial Officer of Mimi’s Café from 2005 to 2008, after joining the Company as Vice President of Finance in 2003. From 1998 to 2003, he served in various financial capacities with increasing responsibility which led to him becoming Chief Financial Officer at Rubio’s Restaurants, Inc. He holds an undergraduate degree in economics and an MBA from the University of California, Irvine. Because of his experience in the restaurant industry and his financial knowledge, we believe Mr. Fils is qualified to serve on our board of directors.

Anthony Serritella joined The Habit Restaurants, LLC in 1997 as Vice President of Operations and was later appointed Chief Operating Officer. Beginning in 1991, Mr. Serritella worked as the Vice President of Operations for McAthco Enterprises, one of the leading Sizzler franchises. He attended the University of California, San Diego where he studied economics and psychology.

Peter Whitwell joined The Habit Restaurants, LLC in 2005 as Vice President. From 2001 to 2004 he was the Senior Vice President of Baja Fresh Mexican Grill, transitioning from the position of Senior Vice President of Franchise Operations and Quality Assurance, a position he held beginning in 1999. Mr. Whitwell attended Moorpark College, where he studied Communications and Business, as well as California State University, Northridge where he studied speech communications.

Russell Friend joined The Habit Restaurants, LLC in December 2010 as Chief Development Officer. Prior to that, he served as the exclusive real estate development consultant to The Habit Restaurants, LLC from 2007 to 2010. From 2006 to 2007, he served as Senior Real Estate Partner of P.F. Chang’s China Bistro after joining the Company as the Director of Real Estate of Pei Wei Asian Diner in 2003. Mr. Friend attended the University of Arizona and Menlo College.

Matthew Hood joined The Habit Restaurants, LLC in July 2014 as Chief Marketing Officer. Prior to joining The Habit, Mr. Hood served as Chief Marketing Officer at BJ’s Restaurants Inc. from 2008 until 2014. Prior to joining BJ’s Restaurants, Mr. Hood served as the national brand consultant for Google, Inc. From 2002 to 2006, Mr. Hood served in several leadership roles for Carino’s Italian Restaurants, including Senior Vice President, Marketing and Brand Development. He holds a B.S. in Journalism and Advertising from Texas Christian University, and an MBA in Marketing and Entrepreneurship from Northwestern University’s Kellogg Graduate School of Management.

Director Biographies

Christopher Reilly has served as a director of The Habit Restaurants, LLC since July 2007, and as a director of The Habit Restaurants, Inc. since July 2014. He is a founding partner of KarpReilly, LLC. Prior to KarpReilly, Mr. Reilly was a partner at Apax Partners, L.P. Prior to Apax Partners, Mr. Reilly was a Partner at Saunders, Karp & Megrue, LLC. Mr. Reilly currently serves as a Director of Norcraft Companies, Inc. (NYSE: NCFT) and on the boards of a number of privately held companies. He is also a member of the board of trustees of Providence College. Mr. Reilly holds a B.S. from Providence College and an M.B.A. from New York University’s Leonard N. Stern School of Business. Because of Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience, we believe he is qualified to serve on our board of directors.

Allan Karp has served as a director of The Habit Restaurants, LLC since July 2007, and as a director of The Habit Restaurants, Inc. since August 2014. He is a founding partner of KarpReilly, LLC. Prior to KarpReilly, Mr. Karp was the Co-Chief Executive Officer at Apax Partners, L.P. Prior to Apax Partners, Mr. Karp was a Co-Founder of Saunders, Karp & Megrue, LLC. Mr. Karp currently serves on the boards of directors of a number of privately held companies. Mr. Karp holds a B.S. in Chemistry from University of California-Santa Cruz, and a M.S. in Management from M.I.T. Sloan School of Business. Because of Mr. Karp’s extensive experience with portfolio companies and his private equity, financial and investment banking experience, we believe he is qualified to serve on our board of directors.

Ira Zecher has served as a director of The Habit Restaurants, Inc. since August 2014. Mr. Zecher is a managing member of ILZ, LLC, and is a director, audit committee chairman and compensation committee member of the board of Chuy’s Holdings, Inc. (NYSE: CHUY) and a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. (NYSE: NCFT). Prior to joining The Habit, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. Mr. Zecher gained extensive experience in audits and transactions at Ernst & Young LLP, where he served as a partner in the Audit and Transaction Advisory Services groups in New York and as the director of the Far East Area Private Equity practice, based in Hong Kong. Mr. Zecher is a CPA and holds a B.A. in accounting from Queens College of the City University of New York. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. He recently taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. Because of Mr. Zecher’s broad accounting and financial experience, we believe he is qualified to serve on our board of directors.

A. William Allen III has served as a director of The Habit Restaurants, Inc. since October 2014. Mr. Allen served as the CEO of OSI Restaurant partners (Bloomin’ Brands, Inc.) for five years until November 2009. He served as Chairman of the Bloomin Brands board of directors from November 2009 through December 2011. Since December 2011, Mr. Allen has acted as an investor, advisor and/or board member to a variety of established and early-stage growth companies, including Fleming’s, Il Fornaio/Corner Bakery, Bruxië and Hubworks. Prior to Bloomin’ Brands, Mr. Allen was Co-Founder of Fleming’s Prime Steakhouse & Wine Bar. Because of his extensive experience in the restaurant industry, we believe Mr. Allen is qualified to serve on our board of directors.

Government Regulation and Environmental Matters

We are subject to extensive and varied federal, state and local government regulation, including regulations relating to public and occupational health and safety, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants.

In addition, in order to develop and construct restaurants, we, and the developers and landlords we work with, need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act (the “ADA”), which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

In addition, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. We are also subject to various laws and regulations relating to our current and any future franchise operations. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances. These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry—Compliance with environmental laws may negatively affect our business.”

Our History and Recapitalization Transactions

Holding Company Structure

We are a holding company and our assets principally consist of our ownership (directly or indirectly) in The Habit Restaurants, LLC and its subsidiaries.

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiaries (collectively the “Company”). In November 2014, the

Company completed its initial public offering of shares of our Class A common stock (the “IPO”). In connection with our IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions (the “Recapitalization”), in order to reorganize our capital structure in preparation of the IPO. Each share of The Habit Restaurants, Inc. Class A common stock corresponds to an economic interest held (directly or indirectly) by The Habit Restaurants, Inc. in The Habit Restaurants, LLC. Members of The Habit Restaurants, LLC are entitled to a proportionate share of the distributions and earnings of The Habit Restaurants, LLC, provided that The Habit Restaurants, Inc., as the managing member of The Habit Restaurants, LLC, is entitled to non-pro rata distributions for certain fees and expenses.

The Habit Restaurants, Inc., a Delaware corporation, was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in The Habit Restaurants, LLC (such interests collectively representing a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. Prior to the completion of our IPO, we had no other material assets and had not engaged in any business or other activities except in connection with our IPO and transactions related to the Recapitalization, which consist of the amendment of the LLC Agreement (as defined below), the issuance of shares of our Class B common stock and entry into the tax receivable agreement (the “TRA”), the registration rights agreement and the recapitalization agreement.

Recapitalization

In connection with the completion of the IPO, the limited liability company agreement of The Habit Restaurants, LLC (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of economic, non-voting interests in The Habit Restaurants, LLC that we refer to as “LLC Units.”

Our organizational structure allows the LLC members (the “Continuing LLC Owners”) to retain their equity ownership in The Habit Restaurants, LLC, an entity that is treated by its members as a partnership for federal and applicable state income tax purposes, and as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income will be allocated to holders of LLC Units, including The Habit Restaurants, Inc. Accordingly, The Habit Restaurants, Inc. incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of our subsidiaries, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. In addition to tax expenses, The Habit Restaurants, Inc. also incurs expenses related to its operations, plus payments under the TRA, which The Habit Restaurants, Inc. expects will be significant. The Habit Restaurants, Inc. intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any payments due under the TRA. By contrast, investors, and existing owners who are not Continuing LLC Owners hold equity in The Habit Restaurants, Inc., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of our Class A common stock. In connection with our IPO, The Habit Restaurants, Inc. issued to each Continuing LLC Owner a number of shares of Class B common stock equal to the number of LLC Units such Continuing LLC Owner held immediately after the completion of the IPO. Each such share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Under our amended and restated certificate of incorporation, each share of Class A common stock and each share of Class B common stock are entitled to one vote. Holders of our Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this annual report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.habitburger.com.

ITEM 1A. Risk Factors

Our business, operations and financial condition are subject to various risks. The following describes the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Industry

Our future growth depends primarily on our ability to open new restaurants and is subject to many unpredictable factors.

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 25 restaurants in 2014, and we expect to open a total of 26 to 28 company-owned restaurants and three to five franchised/licensed restaurants in 2015. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	identifying and securing an appropriate site;

•	timely delivery of leased premises to us from our landlords and punctual commencement of our build-out construction activities;

•	managing construction and development costs of new restaurants, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs;

•	securing required governmental approvals, permits and licenses (including construction and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations; and

•	avoiding the impact of inclement weather, natural disasters and other calamities.

Our progress in opening new restaurants from quarter to quarter may occur at an uneven rate. If we do not open new restaurants in the future according to our current plans, the delay could have a material adverse effect on our business, financial condition and results of operations.

We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.

We face significant competition from restaurants in the fast casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally-owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations.

Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets may present increased risks.

We plan to open restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve AUVs at a slower rate. We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

New restaurants, once opened, may not be profitable, and the increases in average restaurant revenue and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. However, we cannot assure you that this will occur for future restaurant openings. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenue and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant revenue and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;

•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

•	changes in consumer preferences and discretionary spending;

•	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

•	increases in prices for commodities, including beef and other proteins;

•	inefficiency in our labor costs as the staff gains experience;

•	competition, either from our competitors in the restaurant industry or our own restaurants;

•	temporary and permanent site characteristics of new restaurants;

•	changes in government regulation; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenue would have a material adverse effect on our business, financial condition and results of operations.

Our sales growth and ability to achieve profitability could be adversely affected if comparable restaurant sales are less than we expect.

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the accounting period following their 18th full period of operations, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations. See the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Performance—Comparable Restaurant Sales Growth.”

Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.

We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

•	evaluating size of the site, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales;

•	competition in new markets, including competition for restaurant sites;

•	financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;

•	developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

•	proximity of potential restaurant sites to existing restaurants;

•	anticipated commercial, residential and infrastructure development near the potential restaurant site; and

•	availability of acceptable lease terms and arrangements.

Given the numerous factors involved, we may not be able to successfully identify and secure attractive restaurant sites in existing, adjacent or new markets, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef, our largest commodity expenditure and the only commodity that accounts for approximately 20% of our total food and paper costs, or 7% of our total costs in the fiscal year ended December 30, 2014, has increased significantly over the past year as a result of a reduction in U.S. cattle supply, a trend which we expect to continue for several years, coupled with an increase in world demand for beef. As of December 30, 2014, we did not purchase beef with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, including price increases with respect to ground beef. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.

Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

Opening new restaurants in existing markets may negatively impact sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers.

The planned rapid increase in the number of our restaurants may make our future results unpredictable.

We opened 25 restaurants in 2014, and we expect to open a total of 26 to 28 company-owned restaurants and three to five franchised/licensed restaurants in 2015. We intend to continue to increase the number of our restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

We will have limited control over our franchisees or licensees and our franchisees or licensees could take actions that could harm our business.

A part of our expected growth strategy is to partner with franchisees. We have limited control over our franchisees and licensees, and they could take actions that could harm our business. Franchisees and licensees are independent contractors and are not our employees, and we will not exercise control over their day-to-day operations. We plan to provide training and support to franchisees and licensees, but the quality of franchised or licensed restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees and licensees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees or licensees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees or licensees, may suffer materially and system-wide sales could decline significantly.

Franchisees and licensees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our, and their, rights and obligations under franchise and development agreements or license agreements, respectively. This may lead to disputes with our franchisees or licensees in the future. These disputes may divert the attention of our management and our franchisees or licensees from operating our restaurants and affect our image and reputation and our ability to attract franchisees or licensees in the future, which could have a material adverse effect on our business, financial condition and results of operations.

There are five Habit Burger Grill locations in Santa Barbara County, California, operated under a license agreement by our former chief executive officer, for which we receive no royalties or revenue.

Our former chief executive officer, Brent Reichard, and our co-founder, Bruce Reichard, operate five The Habit Burger Grill restaurants in Santa Barbara County, California through Reichard Bros. Enterprises, Inc., pursuant to license agreements entered into in 2004, as amended and restated in 2007 and as further amended in October 2014 (the “Reichard License”). We do not receive any royalties or other revenue from these locations, and pursuant to the terms of the Reichard License, we are prohibited from opening any company-owned locations in Santa Barbara County. Reichard Bros. Enterprises, Inc. is also entitled, pursuant to the terms of the Reichard License, to open additional locations in Santa Barbara County, California. The Reichard License contains quality control provisions, and provides that we may terminate the Reichard License if Reichard Bros. Enterprises, Inc. fails to comply with any material provisions thereof. Nevertheless, if Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and requirements it may have a material adverse effect on our business, financial condition and results of operations.

Negative publicity relating to one of our restaurants, including one of our franchised restaurants, could reduce sales at some or all of our other restaurants.

Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.

Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the ADA and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants by adding access ramps or redesigning certain architectural fixtures, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to such matters in the past. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, have a material adverse effect on our business, financial condition and results of operations.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with the aforementioned laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings, which could have a material adverse effect on our business, financial condition and results of operation.

Food safety and foodborne illness concerns could have an adverse effect on our business.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. Our quality assurance, health and sanitation internal controls and conditions are inspected by a third-party on a quarterly basis. If the third-party inspector fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. In addition, there is no guarantee that our franchise restaurants will maintain the high levels of internal controls and training we require at our company-owned restaurants. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the fast casual or traditional fast food segments of the industry) may harm our reputation and could have a material adverse effect on our business, financial condition and results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at a prior, existing or future restaurant could have a material adverse effect on our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions and adverse weather and other unforeseen conditions, particularly in the markets in which we operate, could have a material adverse effect on our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changes in economic conditions, adverse weather conditions or other unforeseen conditions in states in which we operate, or in the future may operate, could have a disproportionate impact on our overall results of operations. In particular, our business is significantly concentrated in Southern California, and as a result, we could be disproportionately affected by conditions specific to this market.

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 70.1% of our revenue in fiscal year 2012, approximately 66.6% in fiscal year 2013 and approximately 62.7% in fiscal year 2014. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2014, unemployment in California was 7.0% compared to the U.S. unemployment rate of 5.6%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

Furthermore, regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters, could have a material adverse effect on our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Most of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant revenue, which would have a material adverse effect on our business, financial condition and results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits, which could have an adverse effect on our business, financial condition and results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer attitudes or health regulations and our ability to adapt our menu offerings to trends in food consumption, especially fast-moving trends. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. While we generally find that changes in consumer eating habits occur slowly, providing us with sufficient time to adapt our restaurant concept accordingly, changes in consumer eating habits can occur rapidly, often in response to published research or study information, which puts additional pressure on us to adapt quickly. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings in an efficient manner, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. A number of counties, cities and states, including California, have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants, which laws may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake.

We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on certain vendors, suppliers and distributors, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. We also rely on Performance Food Group as one of our primary distributors, which supplied us with approximately 93.4% of our food supplies in the fiscal year ended December 30, 2014. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain our corporate culture and changes in consumer recognition of our brand as we grow could have a material adverse effect on our business, financial condition and results of operations.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, our future results depend on various factors, including local market acceptance of our restaurants and consumer recognition of the quality of our food and operations. Although we have received national and regional recognition for the high-quality of our food and operations, we cannot guarantee that we will continue to receive similar recognition in future periods. Failure to receive continued national and regional recognition may impact consumer recognition of our brand, which could have a material adverse effect on our business, financial condition and results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. As of December 30, 2014, we offered and subsidized a portion of comprehensive healthcare coverage, primarily for our salaried employees. The PPACA will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We intend to offer such benefits in mid- to late-2015, and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and for an increased number of employees who we anticipate will elect to obtain coverage through a healthcare plan we subsidize in part. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition and results of operations.

Our success depends largely upon the continued services of our key executives. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing and general and administrative functions.

From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or other key employees could have a serious adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages, unionization activities, labor disputes or increased labor costs could negatively impact our growth and could have a material adverse effect on our business, financial condition and results of operations.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be negatively impacted. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Although none of our employees are currently covered under collective bargaining agreements, if a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour, and it is scheduled to rise to $10.00 per hour on January 1, 2016. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. And if menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

•	minimum wages;

•	mandatory health benefits;

•	vacation accruals;

•	paid leaves of absence, including paid sick leave; and

•	tax reporting.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue new debt securities, the debt holders would have rights senior to Class A common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have a term of 10 years with two five-year renewal options. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, we license certain of our proprietary intellectual property, including our name and logos, to third parties. For example, we grant our franchisees and licensees a right to use certain of our trademarks in connection with their operation of the applicable restaurant. If a franchisee or other licensee fails to maintain the quality of the restaurant operations associated with the licensed trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Negative publicity relating to the franchisee or licensee could also be incorrectly associated with us, which could harm our business. Failure to maintain, control and protect our trademarks and other proprietary intellectual property would likely have a material adverse effect on our business, financial condition and results of operations and on our ability to enter into new franchise agreements.

We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Our insurance may not provide adequate levels of coverage against claims.

Our insurance policies, as of December 30, 2014, may not be adequate to protect us from liabilities that we incurred in our business. Additionally, in the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations. There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations. As a public company, we have enhanced our existing directors’ and officers’ liability insurance. Although we have obtained such coverage, we may not be able to obtain such coverage at all or at a reasonable cost in the future. Failure to obtain and maintain adequate directors’ and officers’ liability insurance would likely adversely affect our ability to attract and retain qualified officers and directors.

Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could have a material adverse effect on our results of operations. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would have a material adverse effect on our business.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, this could have a material adverse effect on our results of operations.

Risks Related to Our Class A Common Stock

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. Stockholders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of December 30, 2014, KarpReilly, LLC (or our “Sponsor”) and its affiliates controlled a majority of our voting power. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As of December 30, 2014, we availed ourselves of these exemptions. As a result, we do not have a nominating/corporate governance committee. Accordingly, stockholders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Our Sponsor and its affiliates, however, are not subject to any contractual obligation to retain their controlling interest, except that they have agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor for a period of at least 180 days after the date of the completion of the IPO without the prior written consent of Piper Jaffray and Baird, the underwriters for our IPO. Except for this period, there can be no assurance as to the period of time during which affiliates of our Sponsor will maintain their ownership of our common stock.

Our Sponsor and its affiliates have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 30, 2014, we were controlled by our Sponsor and its affiliates. As of December 30, 2014, investment funds affiliated with our Sponsor beneficially own 35.9% of our outstanding Class A common stock and 64.4% of our outstanding Class B common stock, which aggregates to 54.6% of our voting power. For as long as investment funds affiliated with our Sponsor continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, our Sponsor will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if its ownership falls below 50%, our Sponsor will continue to be able to strongly influence or effectively control our decisions.

Additionally, our Sponsor is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our ability to pay taxes and expenses, including payments under the TRA, may be limited by our structure.

We are a holding company with no direct operations (other than in our capacity as Managing Member of The Habit Restaurants, LLC) that holds as our principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries each of which holds as its principal asset an equity interest in The Habit Restaurants, LLC. We will rely on The Habit Restaurants, LLC to provide us with funds necessary to meet any financial obligations. As such, we have no independent means of generating revenue. The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit taxes as a withholding agent). Instead, taxable income will be allocated to holders of its LLC Units, including us and our subsidiaries. Accordingly, we will incur income taxes on our allocable share of any net taxable income of The Habit Restaurants, LLC. Pursuant to the LLC Agreement, The Habit Restaurants, LLC will be obligated to make tax distributions to holders of LLC Units, including us and our subsidiaries, subject to the conditions described below. In addition to tax expenses, we also will incur expenses related to our operations, including payments under the TRA, which we expect will be significant. We intend to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, The Habit Restaurants, LLC’s ability to make such distributions and payments may be subject to various limitations and restrictions, including the operating results of our subsidiaries, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (e.g., as a result of The Habit Restaurants, LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds, and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of this report).

We will be required to pay certain of the Continuing LLC Owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.

Our acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash are expected to provide favorable tax attributes for us. As a result of our acquisitions of interests in The Habit Restaurants, LLC from the Continuing LLC Owners, we anticipate that the resulting tax basis adjustments and other related tax attributes may reduce the amount of tax we would otherwise be required to pay in the future.

In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we or our subsidiaries actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax benefits that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings.

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the IPO (and not taking into account any other exchanges), would aggregate to approximately $14.9 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $12.7 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The actual amounts may materially differ from these hypothetical amounts.

The increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges by the holders of LLC Units, the price of our Class A common stock at the time of the exchange (or the 15 trading days immediately prior to the delivery date of a notice of exchange, where we elect in the future to pay cash consideration for units of The Habit Restaurants, LLC), whether such exchanges are taxable, the amount and timing of the taxable income we generate in the future, the prevailing applicable tax rates and the portion of our payments under the TRA constituting imputed interest. Payments under the TRA are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the TRA and will increase the amounts due thereunder. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that we are unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of this report).

There can be no assurance that we will be able to finance our obligations under the TRA in a manner that does not adversely affect our working capital and growth requirements.

In certain cases, payments under the TRA to the Continuing LLC Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that (i) in the event that we materially breach the TRA, (ii) if, at any time, we elect an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA.

As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual tax savings we or our subsidiaries realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA in a manner that does not adversely affect our working capital and growth requirements.

In certain circumstances, The Habit Restaurants, LLC will be required to make distributions to us and the Continuing LLC Owners, and the distributions that The Habit Restaurants, LLC will be required to make may be substantial.

The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax, except that it may be required to withhold and remit taxes as a withholding agent. Instead, taxable income will be allocated to holders of its LLC Units, including us. Pursuant to the LLC Agreement, The Habit Restaurants, LLC will be obligated to make tax distributions to holders of LLC Units, including us and our subsidiaries, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of The Habit Restaurants, LLC, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. We are a holding company with no direct operations (other than in our capacity as Managing Member of The Habit Restaurants, LLC) and will rely on The Habit Restaurants, LLC to provide us with funds necessary to meet any financial obligations.

Funds used by The Habit Restaurants, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that The Habit Restaurants, LLC will be required to make may be substantial, and will likely exceed (as a percentage of The Habit Restaurants, LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.

As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing LLC Owners, as well as the use of an assumed tax rate in calculating The Habit Restaurants, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to The Habit Restaurants, LLC, the Continuing LLC Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Units.

We will not be reimbursed for any payments made to the Continuing LLC Owners under the TRA in the event that any tax benefits are disallowed.

If the IRS or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the TRA and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the agreement will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the TRA could exceed our actual tax savings, and we may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expense;

•	restaurant operating costs for our newly-opened restaurants;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in AUVs and comparable restaurant sales growth;

•	impairment of long-lived assets and any loss on restaurant closures;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to the consumption of seafood or other products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the fourth quarter due to holiday closures. Adverse weather conditions may also affect customer traffic. In addition, we have outdoor seating at most of our restaurants, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue.

Regulatory compliance may divert our management’s attention from day-to-day management of our business, which could have a material adverse effect on our business.

Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws and the regulations imposed by NASDAQ. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of Class A common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of Class A common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.

Our amended and restated certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding Class A common stock other than affiliates of our Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or change their opinion of our Class A common stock, our stock price would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company prior to our initial public offering in November 2014. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and NASDAQ, impose additional reporting and other obligations on public companies. A number of those requirements require us to carry out activities we have not done prior to becoming a public company. For example, we created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, we incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It has also been more expensive to obtain directors’ and officers’ liability insurance. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $2 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Because we have no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are currently eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under this registration statement.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following the IPO.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by NASDAQ (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 30, 2014, we had 110 locations in 10 markets in four states. We operate a variety of restaurant formats, including end-cap, free-standing, inline and drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of restaurants in each of the states in which we operated as of December 30, 2014.

State	Company- Owned	Franchised/ Licensed(1)	Total
California	96	1	97
Arizona	6	—	6
Utah	6	—	6
New Jersey	1	—	1
Total	109	1	110

(1)	Does not include the five licensed locations in Santa Barbara County, California.

We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have a term of 10 years with two five-year renewal options. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

We opened 25 restaurants in 2014, and we expect to open 26 to 28 company-owned restaurants and three to five franchised/licensed restaurants in 2015. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2015.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our prototype new restaurant model targets an average cash build-out cost of approximately $750,000, net of tenant allowances, AUVs of approximately $1.5 million and cash-on-cash returns in excess of 30% in the third full year of operation.

ITEM 3. Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of business, most of which are covered by insurance. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition, results of operations, liquidity or capital resources nor do we believe that there is a reasonable possibility that we will incur material loss as a result of such actions. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed and has been trading on the NASDAQ Global Market under the symbol “HABT” since November 20, 2014. Prior to November 20, 2014, we did not have publicly traded stock.

The following table presents information on the high and intraday low sales prices per share as reported on the NASDAQ Global Market for our Class A common stock for the periods indicated and dividends declared during such periods:

	High	Low	Dividends Declared per Share
Fourth quarter (trading commencing November 20, 2014)	$44.20	$29.91	—

Use of Proceeds from Initial Public Offering of Class A Common Stock

On November 19, 2014, we priced the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-199394), that was declared effective on November 19, 2014. The offering closed on November 25, 2014.

Under the Registration Statement, we sold 5,750,000 shares of our Class A common stock at a price of $18.00 per share. This included 750,000 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the completion of the IPO, and the offering terminated. Piper Jaffray & Co. and Robert W. Baird & Co. Incorporated acted as representatives of the underwriters for the offering. We received net proceeds of approximately $92.3 million, and we used the net proceeds to purchase, directly and indirectly, LLC Units from The Habit Restaurants, LLC. The Habit Restaurants, LLC subsequently used a portion of such proceeds to repay all of the borrowings outstanding under our existing credit facility with California Bank & Trust, to extinguish the approximately $30 million balance on the Bridge Loan with California Bank & Trust incurred in connection with a distribution to the members of The Habit Restaurants, LLC made immediately prior to the completion of the IPO and, with the remaining proceeds, have and will support our growth, for working capital and general corporate purposes.

Holders

On March 10, 2015, the last reported sale price for our Class A common stock on NASDAQ was $35.55 per share. As of March 10, 2015 there were two holders of record of our Class A common stock and 59 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

Under the Delaware General Corporation Law, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of the fair value of our total assets over the sum of the fair value of our total liabilities plus the par value of our outstanding capital stock. Capital stock is defined as the aggregate of the par value of all issued capital stock. To the extent we do not have sufficient cash to pay dividends, we may decide not to pay dividends.

Recent Sales of Unregistered Securities

During the past three years, The Habit Restaurants, LLC, issued unregistered securities to its directors, officers, employees and consultants as set forth below.

Class C Units

Prior to the Recapitalization, in fiscal year 2014, we issued 15,824 Class C units of The Habit Restaurants, LLC to our directors, officers, employees and consultants. In each case, once vested, the Class C units were convertible to Class A units of The Habit Restaurants, LLC at a conversion price ranging from $405 to $544 per Class A unit. All such Class C units and Class A units have been converted to common units in connection with the Recapitalization. Those units that have not yet vested remain subject to vesting.

These Class C units were issued in transactions exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act. The Habit Restaurants, LLC only received proceeds upon the conversion of the Class C units to Class A units.

In fiscal year 2013, 500 units were converted at a conversion price of $100 per share and 200 units were converted at a conversion price of $135 per share, for a total of $77,000. Prior to the Recapitalization, in fiscal year 2014, 25 units were converted at a conversion price of $100 per share, and 800 units were converted at a conversion price of $135 per share for a total of $110,500.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from November 20, 2014 (using the closing price of our shares of Class A common stock on November 20, 2014, the day they were initially sold to the public) to December 30, 2014 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on November 20, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

The following tables summarize consolidated financial information of The Habit Restaurants, Inc. Our financial results for the years presented prior to the IPO are the historical results of The Habit Restaurants, LLC, including the earnings prior to and up to November 25, 2014. For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling LLC Unit holders, which was 65.5% as of December 30, 2014. As these amounts were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly. You should read the selected historical financial data set forth below in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data” of Part II to this Annual Report on Form 10-K.

Beginning with fiscal year 2011, we have operated on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. As a result of the transition to this 52- or 53-week fiscal calendar from a traditional year-end calendar, fiscal year 2010 began on January 1, 2010 but ended on December 28, 2010, such that fiscal year 2010 was three days fewer than a typical calendar year. Prior to fiscal year 2010, we used a traditional calendar year end for our fiscal year for financial reporting purposes. Fiscal years 2011, 2012, 2013 and 2014 ended on December 27, 2011, December 25, 2012, December 31, 2013 and

December 30, 2014 respectively. Each of our fiscal quarters consists of 13 weeks, with the exception of a 53-week year in which the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks.

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012	December 31, 2013	December 30, 2014
(amounts in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Revenue	$41,804	$59,236	$84,158	$120,373	$174,544
Franchise/license revenue	—	—	—	—	75

Total revenue	41,804	59,236	84,158	120,373	174,619
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Food and paper costs	13,055	19,538	26,396	38,789	58,260
Labor and related expenses	13,002	18,135	25,831	35,782	51,898
Occupancy and other operating expenses	6,490	8,563	12,687	18,906	27,184
General and administrative expenses	5,320	6,850	10,254	12,634	18,002
Depreciation and amortization	1,597	2,292	3,923	6,008	8,472
Pre-opening costs	364	1,122	1,458	1,754	1,902
Loss on disposal of assets	2	4	3	15	141

Total operating expenses	39,830	56,502	80,552	113,888	165,859

Income from operations	1,974	2,734	3,606	6,485	8,760
Other expenses:
Interest expense	198	344	548	735	909

Income before income taxes	1,776	2,389	3,058	5,750	7,851
Provision for income taxes	—	—	—	—	299

Net income	$1,776	$2,389	$3,058	$5,750	$7,552
Less: net income attributable to non-controlling interest (1)	(1,776)	(2,389)	(3,058)	(5,750)	(7,584)

Net income (loss) attributable to Habit Restaurants, Inc.	$—	$—	$—	$—	$(32)

Net loss attributable to Habit Restaurants, Inc. per share Class A common stock (2)
Basic	—	—	—	—	$(0.00)
Diluted	—	—	—	—	$(0.00)
Weighted average shares of Class A common stock outstanding
Basic	—	—	—	—	8,974,550
Diluted	—	—	—	—	8,974,550

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012	December 31, 2013	December 30, 2014
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$4,147	$6,772	$11,244	$15,374	$23,194
Net cash used in investing activites	(4,677)	(11,274)	(14,968)	(20,234)	(24,403)
Net cash provided by financing activities	$—	$2,936	$3,735	$4,682	$50,556
Balance Sheet Data-Consolidated (at period end):
Cash and cash equivalents	$1,854	$288	$300	$122	$49,469
Property and equipment, net(3)	12,650	22,642	34,775	50,076	65,668
Total assets	38,076	47,137	60,136	77,881	158,622
Total debt(4)	910	4,241	8,504	13,966	2,478
Total members’/stockholders’ equity	$33,225	$35,874	$39,130	$45,067	$116,957
Other Operating Data:
Total restaurants at end of period(5)	33	46	63	85	110
Company-owned restaurants at end of period	33	46	63	85	109
Comparable restaurant sales growth(6)	5.4%	8.7%	3.5%	3.6%	10.7%
Company-owned average unit volumes	$1,347	$1,526	$1,565	$1,634	$1,823
Restaurant contribution(7)	9,257	13,000	19,243	26,896	37,202
as a percentage of revenue	22.1%	21.9%	22.9%	22.3%	21.3%
EBITDA(8)	$3,571	$5,025	$7,529	$12,492	$17,232
Adjusted EBITDA(8)	4,300	6,558	10,251	13,996	21,038
as a percentage of revenue	10.3%	11.1%	12.2%	11.6%	12.0%
Capital expenditures(9)	$4,677	$11,274	$14,968	$20,234	$24,403

(1)	For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling LLC Unit holders, which was 65.5% as of December 30, 2014. Since all of the earnings prior to and up to November 25, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.
(2)	As noted above, all earnings prior and up to November 25, 2014, the date of completion of the IPO, were entirely allocable to the non-controlling interest. As a result, earnings per share information attributable to these historical periods is not comparable to earnings per share information attributable to the Company after the IPO and, as such, has been omitted.
(3)	Property and equipment, net consists of property and equipment owned and leased, net of accumulated depreciation and amortization.
(4)	Total debt consists of borrowings under our credit facility (as described in the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”) and deemed landlord financing.
(5)	Does not include the five licensed locations in Santa Barbara County, California.
(6)	Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base in the accounting period following its 18th full period of operations.
(7)	Restaurant contribution is neither required by, nor presented in accordance with, GAAP, and is defined as company-owned restaurant revenue less company-owned restaurant operating costs. Restaurant contribution is a supplemental measure of operating performance of our restaurants and our calculation thereof may not be comparable to that reported by other companies. Restaurant contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes that restaurant contribution is an important tool for investors because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution as a key metric to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods and to evaluate our restaurant financial performance compared with our competitors.

A	reconciliation of restaurant contribution to company-owned restaurant revenue is provided below:

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012	December 31, 2013	December 30, 2014
(amounts in thousands)
Revenue	$41,804	$59,236	$84,158	$120,373	$174,544
Restaurant operating costs	32,547	46,236	64,915	93,477	137,342

Restaurant contribution	$9,257	$13,000	$19,243	$26,896	$37,202

(8)	EBITDA represents net income before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization and certain items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

EBITDA and Adjusted EBITDA as presented in this report are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these or other unusual or nonrecurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP, including that (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures prominently.

We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012	December 31, 2013	December 30, 2014
(amounts in thousands)
Net income	$1,776	$2,389	$3,058	$5,750	$7,552
Non-GAAP adjustments:
Provision for income taxes	—	—	—	—	299
Interest expense, net	198	344	548	735	909
Depreciation and amortization	1,597	2,292	3,923	6,008	8,472

EBITDA	$3,571	$5,025	$7,529	$12,492	$17,232

Stock-based compensation expense(a)	207	251	301	260	515
Management fees(b)	156	157	160	144	635
Loss on disposal of assets(c)	2	4	3	15	141
Legal settlement(d)	—	—	800	(9)	—
Pre-opening costs(e)	364	1,122	1,458	1,754	1,902
2013 additional operating week impact(f)	—	—	—	(661)	—
Costs associated with becoming a public company(g)	—	—	—	—	613

Adjusted EBITDA	$4,300	$6,558	$10,251	$13,996	$21,038

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to our Sponsor.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)	One-time costs related to the settlement of a legal matter.
(e)	Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and opening date of our restaurants.
(f)	We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each of our quarters consists of 13 weeks, with the exception of a 53-week year in which the fourth quarter has 14 weeks. The 2013 fiscal year contained 53 weeks.
(g)	Costs associated with becoming a public company include legal fees, accounting and audit fees, transfer agent expenses and printing.
(9)	Capital expenditures consist of cash paid related to new restaurant construction, the remodel and maintenance of existing restaurants and other corporate expenditures.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively representing a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in the section entitled “Item 1A, Risk Factors” and elsewhere in this report.

Overview

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $34.5 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and is rapidly gaining market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (our “Sponsor”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 30, 2014, we had 110 locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 110 restaurants in 10 markets in four states as of December 30, 2014, including licensed locations (excluding the five licensed locations in Santa Barbara County, California). We opened 25 restaurants in 2014, and we expect to open a total of 26 to 28 company-owned restaurants and three to five franchised/licensed locations in 2015. As of December 30, 2014, we had one licensed restaurant located on the campus of The University of Southern California. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Recapitalization and IPO

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively representing a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

The Habit Restaurants, Inc. is a holding company, and has a controlling direct and indirect equity interest in The Habit Restaurants, LLC. As the sole managing member of The Habit Restaurants, LLC, The Habit Restaurants, Inc. operates and controls all of the business and affairs of The Habit Restaurants, LLC and, through The Habit Restaurants, LLC and its subsidiaries, conducts our business. The Habit Restaurants, Inc. consolidates the financial results of The Habit Restaurants, LLC in its consolidated financial statements and reports non-controlling interests related to the LLC Units held by the Continuing LLC Owners on its consolidated financial statements.

On November 25, 2014, we completed our IPO of 5,750,000 shares of our Class A common stock at a price of $18.00 per share. This included 750,000 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the completion of the IPO. We received net proceeds of approximately $92.3 million, and we used the net proceeds to purchase, directly and indirectly, LLC Units from The Habit Restaurants, LLC. The Habit Restaurants, LLC subsequently used a portion of such proceeds to repay all of the borrowings outstanding under our existing credit facility with California Bank & Trust, to extinguish the approximately $30 million balance on the Bridge Loan with California Bank & Trust incurred in connection with a distribution to the members of The Habit Restaurants, LLC made immediately prior to the completion of the IPO and, with the remaining proceeds, will continue to support our growth, for working capital and general corporate purposes.

In connection with the IPO, we entered into the TRA. Under the TRA, we generally will be required to pay to the continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings.

The Habit Restaurants, Inc. may accumulate cash balances in future years resulting from distributions from The Habit Restaurants, LLC exceeding our tax or other liabilities. To the extent The Habit Restaurants, Inc. does not use such cash balances to pay a dividend on Class A common stock and instead decides to hold such cash balances, Continuing LLC Owners who exchange LLC Units for shares of Class A common stock in the future could also benefit from any value attributable to such accumulated cash balances.

Pursuant to and subject to the terms of the LLC Agreement, the Continuing LLC Owners will have the right, from and after the expiration of certain lock-up agreements, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any Continuing LLC Owner exchanges its LLC Units, The Habit Restaurants, Inc.’s interest in The Habit Restaurants, LLC will increase. The LLC Agreement also provides that a Continuing LLC Owner will not have the right to exchange LLC Units if, among other things, we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. We may impose additional restrictions on exchange that we determine to be necessary or advisable to prevent The Habit Restaurants, LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. When a holder exchanges LLC Units and an equal number of shares of Class B common stock for shares of Class A common stock, because The Habit Restaurants, Inc. acquires additional LLC Units in connection with such exchange, the number of LLC Units held by The Habit Restaurants, Inc. will correspondingly increase, and such shares of Class B common stock will be cancelled. As noted above, each of the Continuing LLC Owners also holds a number of shares of our Class B common stock equal to the number of LLC Units held by such person. Although shares of Class B common stock have no economic rights, they give holders voting power at The Habit Restaurants, Inc., the managing member of The Habit Restaurants, LLC, at a level that is consistent with their overall equity ownership of our business. Under our amended and restated certificate of incorporation, each share of Class B common stock is entitled to one vote. Accordingly, the voting power afforded to the Continuing LLC Owners by their shares of Class B common stock is automatically and correspondingly reduced as they exchange LLC Units and Class B common stock for shares of our Class A common stock pursuant to the LLC Agreement. Additionally, the voting power afforded to such Continuing LLC Owners will correspondingly increase as a result of the issuance of Class A common stock. Therefore, as a result of these transactions (and without taking into account any subsequent sale of shares of Class A common stock issued pursuant to the LLC Agreement), the voting power will effectively remain unchanged.

Key Measures We Use to Evaluate Our Performance

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are revenue, comparable restaurant sales growth, AUVs, restaurant contribution and number of new restaurant openings.

Revenue

Revenue consists of sales of food and beverages in company-owned restaurants and mobile event based catering trucks, net of promotional allowances and employee meals. Several factors impact our revenue in any period, including the number of restaurants in operation and per restaurant sales.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2010, 2011, 2012, 2013 and 2014 there were 21, 30, 36, 51 and 68 company-owned restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Comparable restaurant sales growth is generated by increases in customer traffic or increases in per customer spend. Per customer spend can be influenced by changes in menu prices and/or the mix and number of items sold per transaction.

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	opening of new restaurants in the vicinity of existing locations;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	pricing;

•	customer traffic;

•	per customer spend and average transaction amount;

•	local competition;

•	marketing and promotional efforts;

•	introduction of new menu items; and

•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable restaurant sales growth since 2010:

	Fiscal Year 2010				Fiscal Year 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	5.9%	3.5%	5.8%	6.5%	8.8%	10.2%	8.8%	7.5%
Comparable Restaurants	20	20	21	21	22	24	28	30

	Fiscal Year 2012				Fiscal Year 2013				Fiscal Year 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%
Comparable Restaurants	31	33	34	36	39	45	47	51	56	60	66	68

Average Unit Volumes (AUVs)

AUVs are calculated by dividing revenue for the trailing 52-week period for all company-owned restaurants that have operated for 12 full periods by the total number of restaurants open for such period. For purposes of the AUV calculation in 2013, we used the last 52 of the 53 weeks of the fiscal year. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Restaurant Contribution

Restaurant contribution is defined as revenue less restaurant operating costs, which are food and paper costs, labor and related expenses, occupancy and other operating expenses. We expect restaurant contribution to increase in proportion to the number of new company-owned restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.

Number of New Restaurant Openings

The number of company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our company-owned restaurant base for the fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

	December 28, 2010	December 27, 2011	December 25, 2012	December 31, 2013	December 30, 2014
Company-owned restaurant base
Beginning of period	26	33	46	63	85
Openings	7	13	17	22	24

Restaurants at end of period	33	46	63	85	109
Franchised/licensed restaurants(1)
Beginning of period	—	—	—	—	—
Openings	—	—	—	—	1

Restaurants at end of period	—	—	—	—	1
Total restaurants
Beginning of period	26	33	46	63	85
Openings	7	13	17	22	25

Restaurants at end of period	33	46	63	85	110
Year-over-year growth
Total restaurants	26.9%	39.4%	37.0%	34.9%	29.4%

(1)	Does not include the five licensed locations in Santa Barbara County, California.

Key Financial Definitions

Restaurant revenue. Restaurant revenue represents sales of food and beverages in company-owned restaurants and catering trucks, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.

Franchise/license revenue. Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We recognize franchise/license revenue when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise or licensed restaurant have commenced. The fees collected by the Company upon signing a franchise/license agreement are deferred until operations have commenced.

Food and paper costs. Food and paper costs consist primarily of food, beverage and packaging costs. The components of cost of sales are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and paper costs include seasonality, discounting activity and restaurant level management of food waste. Food and paper costs are a substantial expense and can be expected to grow proportionally as our revenue grows.

Labor and related expenses. Labor and related expenses includes all restaurant-level management and hourly labor costs, including wages, benefits and bonuses, payroll taxes and other indirect labor costs. Like our other expense items, we expect labor and related expenses to grow proportionally as our revenue grows. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.

Occupancy and other operating expenses. Occupancy and other operating expenses include all other restaurant-level operating expenses, such as supplies, utilities, repairs and maintenance, travel costs, credit card fees, recruiting, expenses related to our call center services, restaurant-level marketing costs, security, rent, common area maintenance, property taxes/licenses and insurance.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses can be expected to grow as we grow, including incremental legal, accounting, insurance and other expenses incurred as a public company.

Depreciation and amortization expense. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to ten years. Our deemed landlord assets are depreciated over 40 years.

Pre-opening costs. Pre-opening costs are incurred in connection with the hiring and training of personnel, as well as occupancy and other operating expenses during the build-out period of new restaurant openings. Pre-opening costs also include rent recorded between the date of possession and the opening date for our new restaurants. Pre-opening costs are expensed as incurred.

Loss on disposal of assets. Loss on disposal of assets is composed of the loss on retirements and replacements of leasehold improvements, furniture, fixtures and equipment. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.

Interest expense. Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, as well as cash payments and accrued charges related to our outstanding credit facility.

Provision for income taxes. Provision for income taxes represents federal, state and local current and deferred income tax expense. As a partnership, The Habit Restaurants, LLC generally pays no tax on its net income, and each of its members is required to report such member’s allocable share of The Habit Restaurants, LLC’s net income on such member’s income tax returns. In contrast, The Habit Restaurants, Inc. is a corporation for federal, state and local income tax purposes, and Habit and its subsidiaries will pay tax on their allocable share of income of The Habit Restaurants, LLC.

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our consolidated financial statements. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable.

Leases

We record rent expense for our leases, which generally have escalating rentals over the term of the lease, on a straight-line basis over the lease term. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is reported as pre-opening rent expense in the consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded as deferred rent and amortized as reductions of rent expense over the term of the lease. Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense when the achievement of specified targets is considered probable.

In some cases, the asset we will lease requires construction to ready the space for its intended use, and in certain cases, we have involvement with the construction of leased assets. The construction period begins when we execute our lease agreement with the property owner and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, we must consider the nature and extent of our involvement during the construction period, and in some cases, our involvement results in us being considered the accounting owner of the construction project; in such cases, we capitalize the landlord’s construction costs, including the value of costs incurred up to the date we execute our lease (e.g., our portion of any costs of the building “shell”) and costs incurred during the remainder of the construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. One example of involvement that results in The Habit Restaurants being considered the accounting owner is a case where The Habit Restaurants leases a “cold shell.”

Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, we maintain various forms of “continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the asset as if we are the legal owner, and the financing obligation similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition.

Deferred Rent

Leases may contain rent holidays, or free rents, and rent escalations during the lease terms. Rental expense is recorded on a straight-line basis starting on the date the Company obtains building permits for the leased space. The difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. Lease expenses incurred prior to new restaurant openings are recognized on a straight-line basis and are included in pre-opening costs. From time to time, the Company may receive tenant improvement allowances from its lessors. These amounts are recorded as deferred rent and amortized over the lease term as a reduction to rent expense.

Revenue Recognition

We recognize revenue when products are delivered to the customers or meals are served. Revenue is recognized net of sales taxes. We sell gift cards which do not have an expiration date and do not deduct non-usage fees from outstanding gift card balances. Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. A certain amount of gift certificates and gift cards will not be redeemed and can become breakage income. We periodically evaluate unredeemed gift certificates and gift cards for breakage income and to date we have not recognized breakage income due to limited history of gift certificate and gift card usage.

When and if more data history becomes available, we will recognize breakage income over historical usage periods based on historical redemption rates.

Valuation of Goodwill, Long-Lived and Other Intangible Assets

Intangible assets consist primarily of goodwill and tradenames.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. In accordance with the provisions of ASC 350—Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets are not amortized, but tested for impairment at least annually or more frequently if events occur or circumstances indicate that the carrying amount may be impaired. For purposes of applying ASC 350, we have identified a single reporting unit, as that term is defined in ASC 350, to which goodwill is attributable. We prepared our annual impairment testing of goodwill on the last day of the fiscal year and determined that the fair value of our reporting unit containing goodwill substantially exceeded its carrying value as of December 30, 2014, the most recent impairment test.

Goodwill is evaluated for impairment using a quantitative approach for the reporting unit. The quantitative test for goodwill impairment is performed by determining the fair value of the reporting unit and comparing it to its carrying value. Fair value is measured based on the discounted cash flow method and relative market-based approaches. If the fair value is less than the carrying value, an impairment charge, if any, is measured by comparing the carrying value of the goodwill to the implied fair value of the goodwill, which represents the excess of the reporting unit’s fair value after measuring the fair value of the other assets and liabilities of the reporting unit. Accordingly, we have not recorded any impairment charges related to goodwill.

Tradenames acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors. Accordingly, tradenames are evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. The annual impairment evaluation for tradenames involves a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. We also annually evaluate any tradenames that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If a tradename that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and tested for impairment in the same manner as a long-lived asset. Accordingly, we have not recorded any impairment charges related to tradenames.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014. However, the Company did not recognize interest expense for uncertain tax positions for the years ended December 30, 2014 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

In connection with the IPO, we entered into the TRA. Under the TRA, we generally are required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that we are unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of the IPO prospectus). Our ability to make payments under the TRA and to pay our own tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry.”

Pursuant to the LLC Agreement, the Continuing LLC Owners will have the right, from and after the expiration of the lock-up agreements described below, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

If the IRS or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the TRA and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments are disallowed, our payments under the TRA could exceed our actual tax savings, and we may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

The TRA provides that (i) in the event that we materially breach the TRA, (ii) if, at any time, we elect an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA.

As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any of such benefits are ever realized. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA in a manner that does not adversely affect our working capital and growth requirements.

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA.

2014 Omnibus Incentive Plan

Our board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan will also permit grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options. No awards may be granted under the plan after November 19, 2024. We follow the provisions of ASC 718, Compensation-Stock Compensation, which requires that we measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated grant date fair values. ASC 718 requires that stock-based compensation expense be recorded for all equity-classified stock options.

The purpose of the 2014 Omnibus Incentive Plan is to advance our interests by providing for the grant to eligible individuals of equity-based and other incentive awards.

The Habit Restaurants, LLC Company Management Incentive Plan

The prior management incentive plan of The Habit Restaurants, LLC allowed for the award of Class C units, which were intended to be “profits interests” for U.S. federal income tax purposes. The Class C units participated in our distributions and, if vested, could have been converted to Class A units. Because of the ability of the Class C Unit-holder to convert his or her units, we followed the provisions of ASC 718, Compensation-Stock Compensation, which requires that we measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated grant date fair values. ASC 718 requires that stock-based compensation expense be recorded for all equity-classified Class C units granted by The Habit Restaurants, LLC that were ultimately expected to vest as the requisite service was rendered. Employees may have converted their vested Class C units into Class A units upon payment of a conversion price (adjusted downward for distributions, if any). Immediately prior to and in connection with the completion of the IPO, all Class A, Class B, Class C and Class D units were converted into one class of common units. However, the common units that were converted from unvested Class C units are subject to continued vesting.

In order to calculate the fair values and the associated compensation costs for the Class C units, we utilized the Black-Scholes option pricing model, and we developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally required significant judgment. The forfeiture rate was based on historical rates and reduces the compensation expense recognized. The expected term for such awards granted was derived using the “simplified” method, in accordance with SEC guidance. Expected volatility was estimated using four publicly-traded peer companies in our market category. These were selected based on similarities of certain financial and operational characteristics. Volatility was calculated with reference to the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term. We calculated the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of our Class C units. We did not anticipate paying any cash dividends for the foreseeable future and therefore used an expected dividend yield of zero for valuation purposes.

It was necessary to estimate the fair value of the Class A units into which our Class C units may be converted when computing fair value calculations under the Black-Scholes option pricing model. The fair value of our Class A units was assessed on each grant date by our board of directors. Given the absence of an active market for our Class A units, our board of directors estimated our Class A Unit’s fair value based on an analysis of a number of objective and subjective factors that we believed market participants would consider in valuing it, including the following:

•	financial metrics, including, but not limited to, our results of operations;

•	public and private sector valuations of comparable restaurants;

•	the hiring of key personnel;

•	the risks inherent in the development and opening of new restaurant locations;

•	the fact that the unit grants involve illiquid securities in a private company; and

•	the likelihood of achieving a liquidity event, such as the sale of our company, given prevailing market conditions.

We granted Class C units with conversion prices not less than the fair value of our Class A units, as determined on the date of grant by our board of directors, with input from our management and our Sponsor. In fiscal years 2014, 2013 and 2012, we granted Class C units with conversion prices per Class A unit as set forth in the table below, which was the estimated fair value of our Class A units on the respective grant dates. These Class C units were intended to incentivize management to increase profitability and expand our business. The following table summarizes, by grant date, the Class C units granted since the start of fiscal year 2012 and their associated per Class A unit conversion prices:

Grant Date	Class A Units Underlying Class C Units Granted	Conversion Price Per Class A Units	Fair Value Per Class A Units Determined by Our Board at Grant Date
March 27, 2012	1,150	$226	$226
July 27, 2012	1,700	226	226
January 31, 2013	400	292	292
July 29, 2013	1,450	292	292
January 30, 2014	650	405	405
April 30, 2014	450	405	405
July 1, 2014	10,024	495	495
July 31, 2014	3,450	544	544

In connection with the IPO, we converted all of the outstanding vested and unvested Class C units with an amount of vested and unvested common units of The Habit Restaurants, LLC, respectively, in each case, based on our pre-offering value. Each unvested common unit of The Habit Restaurants, LLC continues to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units will be entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. The vesting and other terms applicable to the unvested common units received in exchange for unvested Class C units were set forth in definitive documentation entered into immediately prior to the completion of the IPO.

Results of Operations

Initial Public Offering. Net of underwriting discounts and fees and expenses, we received approximately $92.3 million of proceeds from our IPO. We used the proceeds from the IPO to directly and indirectly purchase LLC Units from The Habit Restaurants, LLC. The Habit Restaurants, LLC subsequently used a portion of such proceeds to repay all of the borrowings under our credit facility, and repaid approximately $30 million to extinguish a bridge loan with California Bank & Trust in connection with a distribution made to the members of The Habit Restaurants, LLC immediately prior to the completion of our IPO.

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 30, 2014

The following table presents selected consolidated comparative results of operations for the 53 weeks ended December 31, 2013 compared to the 52 weeks ended December 30, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Fiscal Year Ended(1)				Increase
Consolidated Statement of Operations Data:	December 31, 2013		December 30, 2014		$	%
(dollar amounts in thousands, operating results are presented as a % of restaurant revenue)
Revenue
Restaurant Revenue	$120,373	100.0%	$174,544	100.0%	$54,171	45.0%
Franchise/license revenue	—	0.0%	75	0.0%	75	**

Total revenue	120,373	100.0%	174,619	100.0%	54,246	45.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	38,789	32.2%	58,260	33.4%	19,471	50.2%
Labor and related expenses	35,782	29.7%	51,898	29.7%	16,116	45.0%
Occupancy and other operating expenses	18,906	15.7%	27,184	15.6%	8,278	43.8%
General and administrative expenses	12,634	10.5%	18,002	10.3%	5,368	42.5%
Depreciation and amortization expense	6,008	5.0%	8,472	4.9%	2,464	41.0%
Pre-opening costs	1,754	1.5%	1,902	1.1%	148	8.4%
Loss on disposal of assets	15	0.0%	141	0.1%	126	*

Total operating expenses	113,888	94.6%	165,859	95.0%	51,971	45.6%

Income from operations	6,485	5.4%	8,760	5.0%	2,275	35.1%
Other expenses
Interest expense	735	0.6%	909	0.5%	174	23.7%

Income before income taxes	5,750	4.8%	7,851	4.5%	2,101	36.5%
Provision for income taxes	—	0.0%	299	0.2%	299	**

Net income	$5,750	4.8%	$7,552	4.3%	$1,802	31.3%

*	Not meaningful
**	Not calculable
(1)	The 2014 fiscal year contained 52 weeks, while fiscal 2013 contained 53 weeks.

Restaurant revenue. Restaurant revenue increased $54.2 million, or 45.0%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to an $18.5 million increase in sales from new restaurants which were not open in fiscal year 2013 and a $24.7 million increase in sales from restaurants open for all of fiscal year 2014 that were not open for all of fiscal year 2013 and did not fall into the comparable restaurant base. Comparable restaurant sales increased $10.6 million, or 10.7%, in fiscal year 2014 as compared to fiscal year 2013. Comparable restaurant sales growth was primarily due to an increase in traffic of 6.8% and an increase in average transaction amount of 3.7% in fiscal year 2014 as compared to fiscal year 2013. Fiscal year 2013 was a 53-week year and included an additional $2.5 million in restaurant revenue compared to fiscal year 2014 due to the additional operating week.

Franchise/license revenue. Franchise/license revenue was $0.1 million for fiscal year 2014. We had no franchise/license revenue in fiscal year 2013. We opened one licensed location in January 2014.

Food and paper costs. Food and paper costs increased $19.5 million, or 50.2%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased from 32.2% in fiscal year 2013 to 33.4% in fiscal year 2014. This increase was primarily driven by food cost inflation, with increases in protein and produce costs.

Labor and related expenses. Labor and related expenses increased $16.1 million, or 45.0%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to the increased labor costs needed to support higher restaurant sales. As a percentage of revenue, labor and related expenses remained flat at 29.7% in fiscal year 2013 compared to fiscal year 2014. Labor costs were flat primarily due to leverage gained from sales increases which was offset by wage rate increases for hourly employees.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $8.3 million, or 43.8%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased slightly from 15.7% in fiscal year 2013 to 15.6% in fiscal year 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $5.4 million, or 42.5%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to IPO readiness costs of approximately $0.6 million. As a percentage of revenue, general and administrative expenses decreased from 10.5% in fiscal year 2013 to 10.3% in fiscal year 2014, due to leverage gained from sales increases.

Depreciation and amortization expenses. Depreciation and amortization increased $2.5 million, or 41.0%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization decreased from 5.0% in fiscal year 2013 to 4.9% in fiscal year 2014.

Pre-opening costs. Pre-opening costs increased by $0.1 million, or 8.4%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to 24 new company-owned restaurants that opened in fiscal year 2014 compared to 22 new company-owned restaurants that opened in fiscal year 2013. As a percentage of revenue, pre-opening costs decreased from 1.5% in fiscal year 2013, to 1.1% in fiscal year 2014.

Interest expense. Interest expense increased $0.2 million, or 23.7%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to increased borrowings and associated interest expense. As a percentage of revenue, interest expense decreased from 0.6% in fiscal year 2013 to 0.5% in fiscal year 2014.

Provision for income taxes. Income tax expense was $0.3 million for fiscal year 2014. There was no provision for income taxes for fiscal year 2013 because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

Fiscal Year Ended December 25, 2012 Compared to Fiscal Year Ended December 31, 2013

The following table presents selected consolidated comparative results of operations for the 52 weeks ended December 25, 2012 compared to the 53 weeks ended December 31, 2013. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Fiscal Year Ended(1)				Increase
Consolidated Statement of Operations Data:	December 25, 2012		December 31, 2013		$	%
(dollar amounts in thousands)
Revenue
Restaurant Revenue	$84,158	100.0%	$120,373	100.0%	$36,215	43.0%
Franchise/license revenue	—	—	—	—	—	—

Total revenue	$84,158	100.0%	$120,373	100.0%	$36,215	43.0%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	26,396	31.4%	38,789	32.2%	12,392	46.9%
Labor and related expenses	25,831	30.7%	35,782	29.7%	9,951	38.5%
Occupancy and other operating expenses	12,687	15.1%	18,906	15.7%	6,219	49.0%
General and administrative expenses	10,254	12.2%	12,634	10.5%	2,381	23.2%
Depreciation and amortization expense	3,923	4.7%	6,008	5.0%	2,085	53.2%
Pre-opening costs	1,458	1.7%	1,754	1.5%	296	20.3%
Loss on disposal of assets	3	0.0%	15	0.0%	12	*

Total operating expenses	80,552	95.7%	113,888	94.6%	33,336	41.4%

Income from operations	3,606	4.3%	6,485	5.4%	2,879	79.8%
Other expenses
Interest expense	548	0.7%	735	0.6%	187	34.2%
Income before income taxes	3,058	3.6%	5,750	4.8%	2,692	88.0%
Provision for income taxes	—	—	—	—	—	—
Net income	$3,058	3.6%	$5,750	4.8%	$2,692	88.0%

(1)	The 2013 fiscal year contained 53 weeks, while fiscal year 2012 contained 52 weeks.
*	Not meaningful

Restaurant revenue. Restaurant revenue increased $36.2 million, or 43.0%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to a $15.0 million increase in sales from new restaurants which were not open in fiscal year 2012 and an $18.4 million increase in sales from restaurants open for all of fiscal year 2013 that were not open for all of fiscal year 2012 and did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.6 million, or 3.6%, in fiscal year 2013 as compared to fiscal year 2012. Comparable restaurant sales growth was primarily due to an increase in traffic of 2.3% and an increase in average transaction amount of 1.3% in fiscal year 2013 as compared to fiscal year 2012. The additional operating week in fiscal year 2013 as compared to fiscal year 2012 contributed an additional $2.5 million to the revenue increase.

Franchise/license revenue. We had no franchise/license revenue in fiscal years 2013 and 2012.

Food and paper costs. Food and paper costs increased $12.4 million, or 46.9%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased from 31.4% in fiscal year 2012 to 32.2% in fiscal year 2013. This increase was primarily driven by food cost inflation, with increases in protein and produce costs.

Labor and related expenses. Labor and related expenses increased $10.0 million, or 38.5%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to the increased labor costs due to higher restaurant sales. As a percentage of revenue, labor and related expenses decreased from 30.7% in fiscal year 2012 to 29.7% in fiscal year 2013, primarily due to leverage gained on the comparable restaurant sales increase.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $6.2 million, or 49.0%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased from 15.1% in fiscal year 2012 to 15.7% in fiscal year 2013 due to higher repairs and maintenance expenses and increased costs associated with a partial roll-out of a call center to enhance convenience and accessibility to the restaurants.

General and administrative expenses. General and administrative expenses increased $2.4 million, or 23.2%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to costs associated with supporting an increased number of restaurants, including costs associated with the increasing number of administrative employees and field and corporate supervision required to support the new restaurants. As a percentage of revenue, general and administrative expenses decreased from 12.2% in fiscal year 2012 to 10.5% in fiscal year 2013, due to leverage gained from sales increases and an $0.8 million legal settlement in fiscal year 2012.

Depreciation and amortization expenses. Depreciation and amortization increased $2.1 million, or 53.2%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased from 4.7% in fiscal year 2012 to 5.0% in fiscal year 2013.

Pre-opening costs. Pre-opening costs increased by $0.3 million, or 20.3%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to 22 new company-owned restaurants that opened in fiscal year 2013 compared to 17 new company-owned restaurants that opened in fiscal year 2012. As a percentage of revenue, pre-opening costs decreased from 1.7% in fiscal year 2012, to 1.5% in fiscal year 2013.

Interest expense. Interest expense increased $0.2 million, or 34.2%, for fiscal year 2013 as compared to fiscal year 2012, primarily due to increased borrowings and associated interest expense. As a percentage of revenue, interest expense decreased from 0.7% in fiscal year 2012 to 0.6% in fiscal year 2013.

Provision for income taxes. There was no provision for income taxes for fiscal year 2013 or in fiscal year 2012 because The Habit Restaurants, LLC was not treated by the holders of its LLC Units as a partnership for federal and applicable state income tax purposes and, as such, was not subject to income tax.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new stores, store remodels, store relocations, store fixtures and ongoing infrastructure improvements. Historically, our main source of liquidity has been cash flows from operations.

The significant components of our working capital are liquid assets such as cash, cash equivalents, current marketable securities and receivables, reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have longer payment terms with our vendors.

As of December 30, 2014, we have commitments totaling $1.8 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

We have continued to experience positive trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, proceeds from the IPO and planned borrowing capacity are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our operating cash flows and our credit facility. We use these to fund capital expenditures for new company-owned restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2013 to fiscal year 2014 were comprised of a $50.9 million increase in current assets and a $1.7 million increase in current liabilities. The increase in current assets was primarily due to a $49.3 million increase in cash primarily attributed to the net proceeds from the IPO, combined with an increase in accounts receivable of $1.0 million consisting mainly of higher tenant improvement allowances due from landlords and a $0.5 million deferred tax asset that was recorded in the current period. The increase in current liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.0 million which was primarily driven by 24 new company-owned restaurant openings and higher employee-related accruals of $0.6 million which were primarily due to the increased headcount for the new restaurants. These increases were partially offset by a $2.5 million decrease in the current portion of long-term debt as our credit facilities were paid down in fiscal year 2014 with proceeds from the IPO.

	Fiscal Year Ended
	December 25, 2012	December 31, 2013	December 30, 2014
(amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$11,244	$15,374	$23,194
Net cash used in investing activities	(14,968)	(20,234)	(24,403)
Net cash provided by financing activities	$3,735	$4,682	$50,556

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $7.8 million from $15.4 million for the fiscal year ended December 31, 2013 to $23.2 million for the fiscal year ended December 30, 2014. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $5.0 million.

In addition, cash increased for the fiscal year ended December 30, 2014 compared to the fiscal year ended December 31, 2013 due to a $1.6 million increase in accounts payable and other accrued expenses which was primarily driven by new restaurant capital expenditure accruals and a $1.2 million increase in prepaid expenses primarily due to the timing of rent payments.

Net cash provided by operating activities increased by $4.2 million from $11.2 million in fiscal year 2012 to $15.4 million in fiscal year 2013. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $2.9 million.

In addition, cash increased for the fiscal year 2013 compared to the fiscal year 2012 due to a $2.6 million increase in accounts payable which was primarily due to the timing of new restaurant construction billing partially offset by an increase in prepaid expenses of $1.0 million primarily due to the timing of rent payments and an increase of $0.3 million in inventory primarily due to the addition of 22 new restaurants in fiscal year 2013.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $4.2 million from $20.2 million for the fiscal year ended December 31, 2013 to $24.4 million for the fiscal year ended December 30, 2014. The increase was primarily due to construction costs for 24 new company-owned restaurants opened during the fiscal year ended December 30, 2014 compared to 22 new company-owned restaurants that opened during the fiscal year ended December 31, 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects.

Net cash used in investing activities increased from $15.0 million in fiscal year 2012 to $20.2 million in fiscal year 2013. The increase was primarily due to construction costs for 22 new company-owned restaurants opened in fiscal year 2013 compared to 17 new company-owned restaurants that opened in fiscal year 2012, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $45.9 million from $4.7 million cash provided for the fiscal year ended December 31, 2013 to $50.6 million provided by financing activities for the fiscal year ended December 30, 2014, primarily due to net proceeds from the IPO of $92.3 million. This increase was partially offset by increased distributions of $30.2 million and a $16.2 million increase in principal debt payments as we paid our entire debt down in fiscal year 2014.

Net cash provided by financing activities increased from $3.7 million in fiscal year 2012 to $4.7 million in fiscal year 2013, primarily due to an increase of net borrowing under our credit facility of $0.8 million.

Credit Facility

We entered into a new credit facility on July 23, 2014 with California Bank & Trust, which expires on July 23, 2017. The credit facility provides for up to $35 million in borrowing capacity to fund the development of new restaurants with borrowings limited to the lesser of 50% or $500,000 of the cost of each new restaurant. Borrowings under the facility are collateralized by substantially all assets of the Company including cash accounts, accounts receivable, general intangibles, inventory, equipment, furniture and fixtures. We rolled over our existing term loans with California Bank & Trust into the credit facility, and therefore this credit facility is our only outstanding loan agreement. The amount previously outstanding under the term loans is considered a drawn-upon portion of the credit facility.

The credit facility contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. We are required to make monthly payments of accrued unpaid interest due as of each payment date, but are not required to pay the outstanding principal, if any, until the maturity date. Borrowings under the credit facility bear interest, at our option, at either (i) a rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as published by the Wall Street Journal in its “Money Rates” or similar chart. In addition we pay a fee equal to 0.25% per annum of the unused portion of the facility. In addition we are required to pay a fee of $125,000 on the maturity date of the facility or when this facility is paid in full and retired.

As of December 30, 2014, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 30, 2014, as well as our long-term obligations:

	Total	2015	2016-2017	2018-2019	2020 and Therafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations	350	88	262	—	—
Operating lease obligations(2)	97,336	10,876	23,197	22,658	40,605
Deemed landlord financing(3)	2,478	374	799	551	754
Purchase obligations	1,219	1,219	—	—	—

Total	$101,383	$12,557	$24,258	$23,209	$41,359

(1)	On July 23, 2014, we refinanced our long-term debt into a $35 million credit facility that matures on July 23, 2017. Term debt of $11.4 million outstanding at the time of the refinancing became our initial borrowings under the credit facility. This new credit facility was paid down with the proceeds from the IPO.
(2)	Includes base lease terms that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes base lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell that are included in the lease term in accordance with accounting guidance related to leases.

Off-Balance Sheet Arrangements

As of December 30, 2014, we did not have any material off-balance sheet arrangements, except for restaurant leases.

JOBS Act

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under this registration statement.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 30, 2014, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements we use contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant sales.

ITEM 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-l5(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is set forth in Item 1, Business, of Part 1 of this Report under the caption “Executive Officers of the Registrant.”

Board Composition

Our board of directors consists of six directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three staggered classes of directors of, as nearly as practicable, the same number of individuals. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our board of directors is elected each year. The division of the three classes and their respective election dates are as follows:

•	the Class I directors’ term will expire at the annual meeting of stockholders to be held in 2015 (our Class I directors are Ira Fils and Christopher Reilly).

•	the Class II directors’ term will expire at the annual meeting of stockholders to be held in 2016 (our Class II director is Allan Karp).

•	the Class III directors’ term will expire at the annual meeting of stockholders to be held in 2017 (our Class III directors are Russell Bendel, Ira Zecher and A. William Allen).

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, each class will consist of approximately one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our amended and restated certificate of incorporation provides that the size of the board of directors shall be fixed from time to time by a majority vote of the board of directors, with a maximum of 15 members unless and until we cease to qualify as a “controlled company” within the meaning of the rules of NASDAQ, in which case the board of directors may determine to increase the size of the board of directors to the extent necessary to comply with provisions of the applicable rules of NASDAQ. However, at any time that affiliates of our Sponsor own at least a majority of our then outstanding common stock, the size of our board of directors will be determined by the affirmative vote of at least a majority of our then outstanding common stock. Directors will (except for the filling of vacancies and newly created directorships) be elected by the holders of a plurality of the votes cast by the holders of shares present in person or represented by proxy at the meeting and entitled to vote on the election of such directors.

As of December 30, 2014, our Sponsor and its affiliates owned more than 50% of the total outstanding voting power of our common stock and therefore we are a “controlled company” under NASDAQ corporate governance standards, as applicable. As a controlled company, we are not required by NASDAQ for continued listing of our Class A common stock to (i) have a majority of independent directors, (ii) maintain compensation and nominating and governance committees composed entirely of independent directors with written charters addressing each committee’s purpose and responsibilities or (iii) conduct annual performance evaluations of the compensation and nominating and governance committees. We currently take advantage of some of these exemptions from NASDAQ listing requirements, as discussed herein. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of corporate governance requirements, as applicable, and the ability of our independent directors to influence our business policies and affairs may be reduced. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified in NASDAQ rules.

These exemptions do not modify the independence requirements for our audit committee, and we comply with the applicable requirements of the Sarbanes-Oxley Act and the NASDAQ rules with respect to our audit committee within the applicable time frame. See the section entitled “—Audit Committee.”

Board Leadership Structure

Our board of directors consists of six directors. At any time that affiliates of our Sponsor own at least a majority of our then outstanding common stock, the size of our board of directors will be determined by the affirmative vote of at least a majority of our then outstanding common stock. At any time that affiliates of our Sponsor do not own at least a majority of our then outstanding common stock, the size of our board of directors will be determined by the affirmative vote of our board of directors.

At any time that affiliates of our Sponsor own at least a majority of our then outstanding common stock, vacancies will be filled by the affirmative vote of at least a majority of our then outstanding common stock. At any time that affiliates of our Sponsor do not own at least a majority of our then outstanding common stock, vacancies will be filled by the affirmative vote of our board of directors. The term of office for each director will be until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur. Stockholders will elect one class of directors each year at our annual meeting.

Each of our audit committee and our compensation committee operates under a charter that has been approved by our board of directors. The members of each committee are appointed by the board of directors and serve until their successor is elected and qualified, unless they are earlier removed or resign. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Code of Business Conduct and Ethics

Our board of directors has established a Code of Conduct and Business Ethics applicable to our directors and officers. The Code of Conduct and Business Ethics is accessible on our website at www.habitburger.com. If we make any substantive amendments to the Code of Conduct and Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Board Structure and Committee Composition

We have an audit committee and a compensation committee with the composition and responsibilities described below. As a “controlled company”, we are not required to maintain a nominating and corporate governance committee under NASDAQ rules and we have further opted to allow our entire board to recommend director nominees. Each committee operates under a charter that has been approved by our board of directors. The members of each committee are appointed by the board of directors and serve until their successor is elected and qualified, unless they are earlier removed or resign. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. Our board of directors has determined that Ira Zecher, Christopher Reilly, Allan Karp and A. William Allen III are independent directors under NASDAQ rules and Exchange Act rules.

Because we currently avail ourselves of certain exceptions applicable to “controlled companies” under the NASDAQ listing rules, we do not have a nominating committee and the responsibilities that would otherwise be undertaken by a nominating committee are undertaken by the full board of directors or, at its discretion, by a special committee established under the direction of the full board of directors. The controlled company exception does not modify the independence requirements for the audit committee and we intend to comply with the audit committee requirements of the Sarbanes-Oxley Act and the rules of NASDAQ. These rules require that our audit committee be composed of at least three members, a majority of whom are currently independent, and all of whom will be independent within one year of the date of our IPO.

Audit Committee

The purpose of the audit committee is set forth in the audit committee charter. The audit committee’s primary duties and responsibilities are to:

•	Appoint or replace, compensate and oversee the outside auditors for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us. The outside auditors will report directly to the audit committee.

•	Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our outside auditors, subject to de minimis exceptions which are approved by the audit committee prior to the completion of the audit.

•	Review and discuss with management and the outside auditors the annual audited and quarterly unaudited financial statements, our disclosures under the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the selection, application and disclosure of critical accounting policies and practices used in such financial statements.

•	Review and approve all related party transactions.

•	Discuss with management and the outside auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any major issues as to the adequacy of our internal controls and any special steps adopted in light of material control deficiencies.

The audit committee consists of Ira Zecher, A. William Allen III and Christopher Reilly. Mr. Zecher is both an independent director and an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K, and will serve as chair of the audit committee. Christopher Reilly is an “affiliated person” under Rule 10A-3 of the Exchange Act and therefore does not meet the independence criteria for audit committee membership pursuant to NASDAQ rules. We are permitted to phase in our compliance with the independent audit committee requirements set forth in NASDAQ rules and relevant Exchange Act rules as follows: (i) one independent member at the time of our IPO, (ii) a majority of independent members within 90 days of our IPO and (iii) all independent members within one year of our IPO. We expect that, within one year of our listing on NASDAQ, Mr. Reilly will have resigned from our audit committee and an independent director for audit committee purposes (as determined under NASDAQ rules and Exchange Act rules) will have been added to the audit committee. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and NASDAQ, is available on our website.

Compensation Committee

The purpose of the compensation committee is to assist the board of directors in fulfilling its responsibilities relating to oversight of the compensation of our directors, executive officers and other employees and the administration of our benefits and stock-based compensation programs. The compensation committee approves specific compensation levels for all executive officers. As long as we are a controlled company, we are not required by NASDAQ rules to maintain a compensation committee comprised of independent directors. Notwithstanding that, the compensation committee consists of A. William Allen III and Allan Karp, who are both independent directors. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and NASDAQ, is available on our website. The Compensation Committee will annually review and assess the adequacy of its charter.

Director Independence

Under the listing requirements and rules of NASDAQ, independent directors must compose a majority of our board of directors within one year of listing on NASDAQ, subject to specified exceptions. In addition, applicable

NASDAQ rules require that, subject to specified exceptions, each member of our audit and compensation committees must be independent within the meaning of applicable NASDAQ rules. As of December 30, 2014, our Sponsor and its affiliates owned more than 50% of the total outstanding voting power of our common stock and therefore we are a “controlled company” under NASDAQ corporate governance standards, as applicable. As a controlled company, we are not required by NASDAQ for continued listing of our Class A common stock to (i) have a majority of independent directors, (ii) maintain compensation and nominating and governance committees composed entirely of independent directors with written charters addressing each committee’s purpose and responsibilities or (iii) conduct annual performance evaluations of the compensation and nominating and governance committees. We currently take advantage of certain of these exemptions from NASDAQ listing requirements, as set forth herein. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

The board of directors has reviewed the independence of our directors under the corporate governance standards of NASDAQ. Based on this review, the board of directors determined that each of Messrs. Karp, Reilly, Zecher and Allen is independent within the meaning of the corporate governance standards of NASDAQ. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with The Habit and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Compensation Committee Interlocks and Insider Participation

All compensation and related matters are reviewed by our compensation committee. Our compensation committee consists of Allan Karp and A. William Allen III. None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Limitations of Liability and Indemnification of Directors and Officers

Section 145 of the General Corporation Law of the State of Delaware provides as follows:

A corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

A corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made with respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

As permitted by the Delaware General Corporation Law, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our amended and restated certificate of incorporation and amended and restated by-laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have entered into indemnification agreements with our directors and officers. These agreements provide broader indemnity rights than those provided under the Delaware General Corporation Law and our amended and restated certificate of incorporation. The indemnification agreements are not intended to deny or otherwise limit third-party or derivative suits against us or our directors or officers, but to the extent a director or officer were entitled to indemnity or contribution under the indemnification agreement, the financial burden of a third-party suit would be borne by us, and we would not benefit from derivative recoveries against the director or officer. Such recoveries would accrue to our benefit but would be offset by our obligations to the director or officer under the indemnification agreement.

We maintain directors’ and officers’ liability insurance for the benefit of our directors and officers. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our amended and restated certificate of incorporation and amended and restated by-laws, as well as the protection provided by director and officer liability insurance provided by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a), except that due to administrative errors, each of our officers, directors and greater than 10% stockholders filed a Form 3 on November  20, 2014, one day after the initial report was required to be filed on Form 3.

ITEM 11. Executive Compensation

Introduction

This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer and our two other highest paid executive officers during fiscal year 2014 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Summary Compensation Table

The following table sets forth, for the fiscal year ending December 30, 2014 as well as our 2013 fiscal year, the compensation earned by our named executive officers.

Name and principal position	Year	Salary ($)	Stock Awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Russell W. Bendel,	2014	$630,000	$780,309	$—	$18,179	$1,428,488
President and Chief Executive Officer	2013	$611,154	$—	$—	$12,000	$623,154

Ira Fils,	2014	$325,000	$445,986	$—	$9,188	$780,174
Chief Financial Officer	2013	$315,731	$—	$—	$6,000	$321,731

Anthony Serritella,	2014	$282,520	$334,545	$38,401	$10,867	$666,333
Chief Operating Officer	2013	$239,887	$—	$34,347	$8,400	$282,634

(1)	Reflects the grant date fair value calculated under ASC Topic 718 for Class C units granted in July 2014 to our named executive officers. These Class C units were converted into common units of The Habit Restaurants, LLC immediately prior to the completion of the IPO.
(2)	Amounts shown reflect bonuses earned based on the achievement of Company performance goals, including the achievement of target EBITDA, increases in Company sales, customer satisfaction and reduction in employee turnover. Bonuses are paid in the immediately following fiscal year. Neither Mr. Bendel nor Mr. Fils participates in our annual cash bonus program and did not receive cash bonuses for fiscal year 2013 or 2014.
(3)	Represents (i) for both fiscal years 2014 and 2013, Company paid automobile allowances in the amount of $1,000 per month for Mr. Bendel, $500 per month for Mr. Fils and $700 per month for Mr. Serritella and (ii) for fiscal year 2014 only, Company matching contributions of $6,179, $3,188 and $2,467 with respect to amounts deferred by Messrs. Bendel, Fils and Serritella, respectively, under The Habit Restaurants, LLC Deferred Compensation Plan.

Base Salaries

In connection with commencement of their employment, base salaries of our named executive officers were reviewed and approved by our board of directors. The initial base salaries for Mr. Bendel and Mr. Fils, as well as the annual adjustment to such base salaries for the first three years following commencement of employment, were set forth in each executive’s employment agreement. In March 2012, the board of directors amended Mr. Bendel’s and Mr. Fils’ employment agreements to set each executive’s base salary for calendar years 2012 ($575,000 and $295,000, respectively), 2013 ($600,000 and $310,000, respectively) and 2014 ($630,000 and $325,000, respectively). Following 2014, Mr. Bendel’s and Mr. Fils’ base salary will be subject to annual review and potential increase by our board of directors.

The base salary for Mr. Serritella is set forth in his employment agreement and is subject to annual increase by the President and Chief Executive Officer. Effective August 8, 2012, Mr. Serritella’s base salary was set at $231,002, and was most recently increased to $260,552 on August 27, 2014.

Annual Cash Bonuses

Mr. Serritella is our only named executive officer who participates in our annual cash bonus program, although our Compensation Committee is authorized to and may decide to include our other named executive officers at a later date. Mr. Serritella’s target annual incentive compensation opportunity (expressed as a percentage of base salary) was initially established at the time he commenced employment with us. Pursuant to the terms of his employment agreement, Mr. Serritella is eligible to receive an annual cash performance bonus, which may be set at a target of up to 20% of base salary, based upon achievement of performance goals determined by our President and Chief Executive Officer. For 2014, Mr. Serritella’s cash bonus was set at a target of up to 15% of base salary, based upon achievement of Company performance goals, including achievement of target EBITDA, increases in Company sales, customer satisfaction and reduction in employee turnover.

2014 Equity Grants

On July 1, 2014, Messrs. Bendel, Fils and Serritella were granted 3,508, 2,005 and 1,504 Class C units, respectively, each of which grant vests over five years commencing on July 1, 2014, subject to continued employment. These Class C units were converted into 116,111, 66,364 and 49,781 common units, respectively, of The Habit Restaurants, LLC immediately prior to the completion of the IPO, as described below. The common units do not have a specified expiration term.

Agreements with our Named Executive Officers

Below are written descriptions of the material terms of the employment agreements with our named executive officers.

Employment Agreement with Mr. Bendel. We have entered into an employment agreement with Mr. Bendel, dated June 2, 2008, which was amended in March 2012. Pursuant to this agreement, Mr. Bendel was entitled to an annual base salary of $630,000 for calendar year 2014. Thereafter, his salary is subject to annual review and potential increase by our board of directors. Mr. Bendel is entitled to an automobile allowance of $1,000 per month. In connection with his employment agreement, Mr. Bendel also received a grant of Class C units equal to 4% of the units of The Habit Restaurants, LLC on a fully diluted basis, which were subsequently converted to common units of The Habit Restaurants, LLC immediately prior to the completion of the IPO. Mr. Bendel is also entitled to certain severance benefits, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Employment Agreement with Mr. Fils. We have entered into an employment agreement with Mr. Fils, dated August 18, 2008, which was amended in March 2012. Pursuant to this agreement, Mr. Fils was entitled to an annual base salary of $325,000 for calendar year 2014. Thereafter, his salary is subject to annual review and potential increase by our board of directors. Mr. Fils is entitled to an automobile allowance of $500 per month. In connection with his employment agreement, Mr. Fils also received a grant of Class C units equal to 1.5% of the units of The Habit Restaurants, LLC on a fully diluted basis, which were subsequently converted to common units of The Habit Restaurants, LLC immediately prior to the completion of the IPO. Mr. Fils is also entitled to certain severance benefits, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Employment Agreement with Mr. Serritella. We have entered into an employment agreement with Mr. Serritella, dated July 31, 2007, which replaced and superseded his prior employment agreement with our predecessor. Under this agreement, Mr. Serritella was appointed Vice President, Operations. Mr. Serritella was appointed Chief Operating Officer on July 26, 2010. Mr. Serritella’s annual base salary was increased to $260,552 on August 27, 2014, and, pursuant to his employment agreement, his base salary remains subject to annual review and potential increase by our President and Chief Executive Officer. Mr. Serritella is also eligible for an annual cash performance bonus, which may be set at a target of up to 20% of base salary, based upon achievement of performance goals determined by our President and Chief Executive Officer. For 2014, Mr. Serritella’s annual cash bonus was set at a target of up to 15% of base salary. Mr. Serritella is entitled to an automobile allowance of $700 per month and is entitled to reimbursement of up to $1,000 per month for his cost of participating in our health plan. In lieu of this reimbursement, we have provided Mr. Serritella with health benefits on the same basis as our other executive officers. Mr. Serritella is also entitled to certain severance benefits, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Outstanding Equity Awards at Fiscal Year-End

EQUITY AWARDS

Name	Number of units that have not vested (#)(1)	Market value of units that have not vested ($)(2)
Russell W. Bendel	116,111	$3,910,618
Ira Fils	66,364	$2,235,140
Anthony Serritella	49,781	$1,676,624

(1)	On July 1, 2014, Messrs. Bendel, Fils and Serritella were granted 3,508, 2,005, and 1,504 Class C units, respectively, each of which grant vests over five years commencing on July 1, 2014, subject to continued employment. The Class C units held by our named executive officers were converted into common units of The Habit Restaurants, LLC immediately prior to the completion of the IPO, as described below.
(2)	The amounts reported in this column equal the number of common units that, when vested, may be exchanged for shares of our Class A common stock on a one-for-one basis multiplied by $33.68, which was the per share closing price of our common stock on December 30, 2014.

In addition to the unvested common units of The Habit Restaurants, LLC described in the table above, our named executive officers also hold vested common units in The Habit Restaurants, LLC as a result of the conversion of their Class C units into common units immediately prior to the completion of the IPO, as described below.

Pursuant to the terms of the Amended & Restated LLC Agreement of The Habit Restaurants, LLC, our named executive officers may exchange all or a portion of their vested common units (along with an equal number of the Class B Shares that they hold) at any time for shares of our Class A common stock (or, at our option, cash) on a one-for-one basis.

Potential Payments Upon Termination of Employment

Messrs. Bendel and Fils—Termination of Employment without Cause or for Good Reason. If the executive’s employment is terminated by us without cause or by the executive for good reason (as such terms are defined in the executive’s employment agreement), the executive will be entitled to (i) accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy; (ii) continued payment of the executive’s base salary for a period of 12 months following such termination of employment; and (iii) payment of the executive’s COBRA premiums for a period of 12 months following such termination of employment.

Mr. Serritella—Termination of Employment without Cause or for Good Reason. If Mr. Serritella’s employment is terminated by us without cause or by him for good reason (as such terms are defined in his employment agreement), Mr. Serritella will be entitled to continued payment of his base salary for a period of six months following such termination of employment.

Messrs. Bendel, Fils and Serritella—Severance Subject to Release of Claims. Our obligation to provide our named executive officers with any severance payments or other benefits under their respective employment agreements is conditioned on the executive executing an effective release of claims in our favor. Messrs. Bendel and Fils are also subject to a three-year post-termination non-competition and non-solicitation of employees, independent contractors, or business partners covenant.

Messrs. Bendel and Fils—Other Termination of Employment. If the executive’s employment is terminated by us for cause or by the executive without good reason (as such terms are defined in the executive’s employment agreement), or if the executive’s employment is terminated due to death or disability (as such term is defined in the executive’s employment agreement), the executive (or beneficiary, as the case may be) will be entitled to the executive’s accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy.

Retirement Benefits

Our 401(k) plan permits eligible employees to defer a portion of their annual eligible compensation, subject to the limitations imposed by the Internal Revenue Code, and provides for a Company matching contribution equal to 50% of the first 3% of compensation. None of our named executive officers participates in our 401(k) plan.

Effective May 1, 2014, we adopted The Habit Restaurants, LLC Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan that covers our named executive officers and other eligible key employees and that is intended to aid in the attraction and retention of key employees by providing them with benefits upon retirement or death. The Deferred Compensation Plan permits eligible employees to defer a portion of their annual eligible base salary and bonus compensation, and provides for a discretionary Company matching credit equal to 50% of the first 3% of compensation so deferred. The Company may also credit additional amounts to a participant’s discretionary contribution account under the Deferred Compensation Plan. Company matching and any additional discretionary credits begin to vest at a rate of 20% per year after a participant has attained two years of service, as such term is defined in our 401(k) plan, and will vest automatically on a participant’s death or a change in control of the Company if a participant is employed on such date. Each of our named executive officers participated in, and received Company matching contributions under, the Deferred Compensation Plan in 2014.

Distributions of participant elective deferrals and Company matching contributions, to the extent vested, under the Deferred Compensation Plan are generally made in a lump sum upon a participant’s separation from service, unless the participant has made an alternative election in accordance with plan terms. Employer discretionary credits, to the extent vested, are paid in five annual installments upon a participant’s separation from service. In the event of an unforeseeable emergency, a participant may petition for an immediate distribution from his or her deferral account under the plan.

Equity and Incentive Plans

Management Incentive Plan

Effective September 28, 2007, our board of directors adopted the Management Incentive Plan. The Management Incentive Plan provides for the grant of Class C units to selected employees and other persons providing services for The Habit Restaurants, LLC and its subsidiaries.

Immediately prior to the completion of the IPO, all of the outstanding vested and unvested Class C units in The Habit Restaurants, LLC were converted into an amount of vested and unvested The Habit Restaurants, LLC common units, respectively, in each case, based on our pre-IPO value. Each unvested common unit of The Habit Restaurants, LLC continues to vest based on the vesting schedule of the outstanding unvested Class C unit for which it was exchanged. The vested and unvested common units of The Habit Restaurants, LLC are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such units ultimately vest.

2014 Omnibus Incentive Plan

Our board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) in November 2014 and thereafter all equity-based awards will be granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits grants of cash bonuses beginning in fiscal year 2015. None of our executive officers received any grants or other awards under this plan in fiscal year 2014.

On the date the IPO became effective, we granted two of our non-employee directors, Mr. Ira Zecher and Mr. A. William Allen III, options to purchase 16,667 shares of Class A common stock under the 2014 Omnibus Incentive Plan, as discussed below. The options have an exercise price equal to $18.00 per share and a vesting period of three years.

Director Compensation

Individuals affiliated with our Sponsor who served as members of our board of directors were not separately compensated for their services as a director during fiscal year 2014, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services. Our non-employee directors, Mr. Ira Zecher and Mr. A. William Allen III, received a pro-rated portion of their annual fees for service on our board based on the number of days in fiscal year 2014 following our IPO. Each non-employee director is entitled to an annual retainer fee of $40,000. Mr. Allen is entitled to additional annual fees of $7,500 for serving as chair of our Compensation Committee and $5,000 for serving as a member of our Audit Committee. Mr. Zecher is entitled to an additional annual fee of $10,000 for serving as chair of our Audit Committee. We also granted each of Messrs. Zecher and Allen options to purchase 8,333 shares of our Class A common stock under the 2014 Omnibus Incentive Plan. The options have an exercise price equal to $18.00 per share and a vesting period of three years.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Ira Zecher(1)	$5,632	$42,796	$48,428
A. William Allen III(1)	$5,913	$42,796	$48,709

(1)	Mr. Zecher and Mr. Allen each held outstanding options to purchase 8,333 shares of Company common stock as of December 30, 2014.
(2)	The amounts reported represent the grant date fair value calculated under ASC Topic 718 for options granted in 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, in tabular format, as of December 30, 2014, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	2,525,275	$18.00	2,508,608

Equity compensation plans not approved by security holders	—	—	—

The table below sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock (together with the same amount of LLC Units) as of March 10, 2015 by:

•	each of our directors and named executive officers;

•	each person who is known to be the beneficial owner of more than 5% of any class or series of our capital stock; and

•	all of our directors and executive officers as a group.

The amounts and percentages of Class A common stock and Class B common stock (together with the same amount of LLC Units) beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address for each listed stockholder is: c/o The Habit Restaurants, LLC, 17320 Red Hill Avenue, Suite 140, Irvine, CA 92614.

Because we have disclosed the ownership of shares of our Class B common stock and common units of The Habit Restaurants, LLC (which will be exchangeable for Class A common stock), the shares of our Class A common stock corresponding to the common units of The Habit Restaurants, LLC are not reflected in the table below.

	Class A Common Stock Beneficially Owned(1)		Class B Common Stock Beneficially Owned(1)		Combined Voting Power(2)
Name of Beneficial Owner	Number	%	Number	%	%
Directors and Executive Officers
A. William Allen III	6,667	*	—	—	*
Russell Bendel(3)	—	—	976,343	5.7	3.8
Ira Fils	—	—	347,742	2.0	1.3
Russell Friend	—	—	119,471	*	*
Matthew Hood	3,000	*	66,829	*	*
Allan Karp(4)	—	—	—	—	—
Christopher Reilly(4)	—	—	—	—	—
Anthony Serritella	—	—	353,907	2.1	1.4
Peter Whitwell	—	—	86,163	*	*
Ira Zecher	—	—	—	—	—
All executive officers and directors as a group (ten persons)	9,667	*	1,950,455	11.5	7.5
5% Equityholders
Entities affiliated with KarpReilly, LLC(5)	3,224,550	35.9	10,967,095	64.4	54.6
Entities affiliated with Reichard Bros. Enterprises, Inc.(6)	—	—	1,733,965	6.9	6.7
Brent Reichard(6)	—	—	2,329,903	9.0	9.0
FMR LLC(7)	608,573	7.4	—	—	2.3

*	Indicates less than one percent.
(1)	Subject to the terms of the LLC Agreement, the LLC Units together with a corresponding number of shares of Class B common stock, which will be cancelled in the exchange, are exchangeable for at the option of The Habit Restaurants, Inc., cash or shares of our Class A common stock on a one-for-one basis. Beneficial ownership of Class A common stock reflected in the Class A common stock beneficially owned table above does not reflect beneficial ownership of LLC Units and shares of Class B common stock for which such shares of Class A common stock may be exchanged.

(2)	Includes the voting power of each owner based on the voting power held through both the owners’ Class A common Stock and Class B common stock. Represents percentage of voting power of the Class A common stock and Class B common stock of The Habit Restaurants, Inc. voting together as a single class. Each holder of LLC Units (other than The Habit Restaurants, Inc. and its direct subsidiaries) holds one corresponding share of Class B common stock for each LLC Unit held.
(3)	Mr. Bendel’s Class B shares in The Habit Restaurants, Inc. and his common units in The Habit Restaurants, LLC are held in a custodial account for the benefit of the his immediate family.
(4)	Does not include 3,224,550 shares of our Class A common stock and 10,967,095 shares of our Class B common stock beneficially owned by entities affiliated with KarpReilly, LLC. Messrs. Reilly and Karp are partners of KarpReilly, LLC and may be deemed to beneficially own the shares beneficially owned by KarpReilly, LLC. Each of Messrs. Reilly and Karp disclaim ownership of such shares except to the extent of their respective pecuniary interests therein.
(5)	As of December 30, 2014 (a) KarpReilly Investments, LLC (“KR Investments”) holds 2,821,259 LLC Units and 2,821,259 shares of Class B common stock; (b) KarpReilly HB Co-Invest LLC (“KarpReilly HB”) holds 8,145,836 LLC Units and 8,145,836 shares of Class B common stock; and (c) Habit Restaurant Co-Invest LLC (“Co-Invest LLC”) holds 3,224,550 shares of Class A common stock in The Habit Restaurants, Inc. and no LLC Units. 2,838,330 of the LLC Units and 2,838,330 of the shares of Class B common stock held by KarpReilly HB represent its beneficial ownership of LLC Units and Class B common stock held directly by PEG U.S. Direct Corporate Finance Institutional Investors III LLC, a Delaware limited liability company (“PEG Direct”), and 522 Fifth Avenue Fund, L.P., a Delaware limited partnership (“522 Fifth”). Messrs. Christopher Reilly and Allan Karp may be deemed the beneficial owners of all the securities held by the entities affiliated with KarpReilly, LLC, as hereinafter described. Messrs. Reilly and Karp, as the sole managers of KarpReilly GP, LLC (“KarpReilly GP”), which is the managing member of KarpReilly HB and Co- Invest LLC, have sole voting and dispositive power over and may be deemed the beneficial owners of all of the securities of KarpReilly HB. KarpReilly GP also has voting and dispositive control over the securities of The Habit Restaurants, Inc. and The Habit Restaurants, LLC held by each of PEG Direct and 522 Fifth, and therefore Messrs. Reilly and Karp may also be deemed the beneficial owner of such securities. Additionally, Messrs. Reilly and Karp, as the sole managers of KR Investments, have sole voting and dispositive power over and may be deemed the beneficial owners of all of the securities of KR Investments. Each of Messrs. Reilly and Karp disclaim ownership of such shares except to the extent of their respective pecuniary interests therein. The principal business address of KR Investments and KarpReilly HB is c/o KarpReilly, LLC, 104 Field Point Road, Greenwich, CT 06830.
(6)	Reichard Bros. Enterprises, Inc. (“RBE”) beneficially owns 1,733,965 common units that it holds in The Habit Restaurants, LLC, directly and a corresponding amount of our Class B common stock. Additionally, Mr. Reichard, as president with shared voting power of RBE, may be deemed the beneficial owner of the 1,733,965 common units beneficially owned by RBE in The Habit Restaurants, LLC directly, as well as a corresponding amount of our Class B common stock. Mr. Reichard further beneficially owns 474,740 common units that he holds in The Habit Restaurants, LLC directly, as well as a corresponding amount of our Class B common stock. Additionally, as sole manager with shared voting power of Habit Founders, LLC, a California limited liability company, Mr. Reichard may be deemed to beneficially own the 121,198 common units held by Habit Founders, LLC, as well as a corresponding amount of our Class B common stock. All such common units in The Habit Restaurants, LLC may be exchanged, pursuant to exchange procedures detailed in the LLC Agreement, for cash or shares of Class A common stock of The Habit Restaurants, Inc., at the Registrant’s election.
(7)	The information regarding FMR LLC (“FMR”) is based solely on information included in its Schedule 13G/A filed by FMR with the SEC on January 12, 2015. The Schedule 13G/A states that Mr. Edward C. Johnson 3d, Chairman of FMR, and various family members including Abigail P. Johnson, Chief Executive Officer and the President of FMR, through their ownership of FMR LLC voting common stock and the execution of a stockholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G/A also states that none of FMR LLC, Mr. Johnson nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. FMR reported its address as 245 Summer Street, Boston, Massachusetts 02210.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

General

The following is a description of transactions, since January 1, 2014, in which (a) we are a participant, (b) the amount involved exceeds $120,000 and (c) one or more of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest. We refer to these as “related person transactions.”

Recapitalization Transactions in Connection with the IPO

These summaries do not purport to be complete descriptions of all of the provisions of the documents relating to the Recapitalization Transactions and the material exhibits thereto, and they are qualified in their entirety by reference to the complete text of agreements which have been filed with the SEC as exhibits to the registration statement relating to our IPO. For information on how to obtain copies of these agreements or other exhibits, see the section entitled “Item 1, Business—Available Information.”

Recapitalization Agreement

In connection with the Recapitalization Transactions, we and our subsidiaries entered into a recapitalization agreement with The Habit Restaurants, LLC, our Sponsor and certain of its affiliates, and the Continuing LLC Owners. Under the recapitalization agreement, all of the holders of Class A units, Class B units and Class D units in The Habit Restaurants, LLC had their units converted into common units of The Habit Restaurants, LLC. All holders of Class C units had their units converted into common units of The Habit Restaurants, LLC, provided that all such units that have not yet vested shall be subject to continued vesting.

The Habit Restaurants, LLC Limited Liability Company Agreement

In connection with the Recapitalization Transactions, the LLC Agreement was amended and restated. As a result of the transactions in connection with the Recapitalization and the IPO, The Habit Restaurants, Inc. holds interests directly and indirectly through its subsidiaries in The Habit Restaurants, LLC and is the sole managing member of The Habit Restaurants, LLC. Accordingly, The Habit Restaurants, Inc. operates and controls all of the business and affairs of The Habit Restaurants, LLC and, through The Habit Restaurants, LLC, conducts our business. Additionally, The Habit Restaurants, LLC reclassified its outstanding LLC Units as non-voting units. Notwithstanding the foregoing, The Habit Restaurants, LLC bears the costs of or reimburse The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc.

Pursuant to the LLC Agreement, The Habit Restaurants, Inc. has the right to determine, subject to the discussion of tax distributions below, when distributions will be made to holders of LLC Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of LLC Units (including The Habit Restaurants, Inc. and its subsidiaries) pro rata in accordance with the percentages of their respective LLC Units (other than, for clarity, certain non-pro-rata payments to us to satisfy certain of our obligations).

The holders of LLC Units, including The Habit Restaurants, Inc. and its subsidiaries, will incur U.S. federal, state and local income taxes on their allocable shares (determined under relevant tax rules) of any taxable income of The Habit Restaurants, LLC. Net profits and net losses of The Habit Restaurants, LLC will generally be allocated to holders of LLC Units (including The Habit Restaurants, Inc.) pro rata in accordance with the percentages of their respective limited liability company interests, except to the extent certain rules provide for disproportionate allocations or are otherwise required under applicable tax law. The LLC Agreement provides for cash distributions, which we refer to as “tax distributions,” to the holders of LLC Units. Generally, these tax distributions will be computed based on our estimate of the taxable income of The Habit Restaurants, LLC allocable to the holders of LLC Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Irvine,

California (taking into account, among other things, the deductibility of certain expenses and certain adjustments relating to the calculation of state taxes). For purposes of determining the taxable income of The Habit Restaurants, LLC, such determination is made by generally disregarding any adjustment to the taxable income of any member of The Habit Restaurants, LLC that arises under the tax basis adjustment rules of the Internal Revenue Code of 1986, as amended (the “Code”), and is attributable to the acquisition by such member of an interest in The Habit Restaurants, LLC in the IPO and future sale or exchange transactions.

As a result of the potential differences in the amount of net taxable income allocable to us and to The Habit Restaurants, LLC’s other equity holders and potential differences in applicable tax rates, we receive tax distributions in excess of our tax liabilities and our payment obligations under the tax receivable agreement. We do not currently expect to pay any cash dividends on shares of our Class A common stock, and, to the extent we do not distribute such cash balances as dividends and instead retain such cash balances, The Habit Restaurants, LLC’s other equity holders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of shares of common stock following an exchange of their common units of The Habit Restaurants, LLC pursuant to the LLC Agreement. See “—Exchange Procedures.”

The limited liability company agreement of The Habit Restaurants, LLC also provides that substantially all expenses incurred by or attributable to The Habit Restaurants, Inc., but not including income tax expenses of The Habit Restaurants, Inc., will be borne by The Habit Restaurants, LLC.

Tax Receivable Agreement

Our acquisitions of interests in The Habit Restaurants, LLC from the Continuing LLC Owners for shares of our Class A common stock or cash are expected to provide favorable tax attributes for us. As a result of our acquisitions at the time the IPO and in the future of LLC Units, anticipated tax basis adjustments and other related tax attributes may reduce the amount of tax we would otherwise be required to pay in the future.

In connection with the IPO, we entered into the TRA. Under the TRA, we generally are required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that we are unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of the IPO prospectus).

Exchange Procedures

Pursuant to and subject to the terms of the LLC Agreement, the Continuing LLC Owners have the right, from and after the expiration of the lock-up agreements described below, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or

(ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any Continuing LLC Owner exchanges its LLC Units, The Habit Restaurants, Inc.’s interest in The Habit Restaurants, LLC will increase. The LLC Agreement provides that a Continuing LLC Owner will not have the right to exchange LLC Units if, among other things, we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. We may impose additional restrictions on exchange that we determine to be necessary or advisable to prevent The Habit Restaurants, LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. When a holder exchanges LLC Units and an equal number of shares of Class B common stock for shares of Class A common stock, because The Habit Restaurants, Inc. acquires additional LLC Units in connection with such exchange, the number of LLC Units held by The Habit Restaurants, Inc. will correspondingly increase, and such shares of Class B common stock will be cancelled.

As noted above, each of the Continuing LLC Owners also holds a number of shares of our Class B common stock equal to the number of LLC Units held by such person. Although shares of Class B common stock have no economic rights, they give holders voting power at The Habit Restaurants, Inc., the managing member of The Habit Restaurants, LLC, at a level that is consistent with their overall equity ownership of our business. Under our amended and restated certificate of incorporation, each share of Class B common stock is entitled to one vote. Accordingly, the voting power afforded to the Continuing LLC Owners by their shares of Class B common stock is automatically and correspondingly reduced as they exchange LLC Units and Class B common stock for shares of our Class A common stock pursuant to the LLC Agreement. Additionally, the voting power afforded to such Continuing LLC Owners will correspondingly increase as a result of the issuance of Class A common stock. Therefore, as a result of these transactions (and without taking into account any subsequent sale of shares of Class A common stock issued pursuant to the LLC Agreement), the voting power will effectively remain unchanged.

Registration Rights Agreement

In connection with the completion of the IPO, we entered into a registration rights agreement with the Continuing LLC Owners. Pursuant to the registration rights agreement, certain of our security holders, their affiliates and certain transferees, have the right, under certain circumstances and subject to certain restrictions, to require us to register for resale the shares of our Class A common stock (including shares of Class A common stock issuable upon exchange of LLC Units) to be sold by them.

KarpReilly and its affiliates have the right, on up to five occasions, to demand that we register Class A common stock to be sold by them. Such registration demand must be expected to result in aggregate net cash proceeds to the participating registration rights holders in excess of $10 million, or $25 million in the case of an underwritten offering. In certain circumstances, we may postpone or decline the filing of a registration statement in connection therewith. All other holders have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock to be sold by them in connection with registered offerings requested by KarpReilly, its affiliates or initiated by us.

In addition, at the time that we become eligible to file a Registration Statement on Form S-3, and pursuant to the terms of the LLC Agreement, we intend to cause to be declared effective a Registration Statement for the exchange of all shares of Class B common stock, together with all common units held by the Continuing LLC Owners for shares of Class A common stock. If we do not do so within three months of becoming eligible to file a Registration Statement on Form S-3, certain holders will have the right to demand that we cause such Registration Statement on Form S-3 be declared effective.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

License Agreement with Co-Founders

On February 11, 2004 we entered into a Trademark Assignment Agreement with Reichard Bros. Enterprises, Inc., pursuant to which we acquired all rights in and to eight service marks, trademarks, trade names and logotypes, and all rights, title and interest in a distinctive system for operating Habit restaurants and certain other intellectual property, including recipes, products, formulas, cooking techniques and trade secrets (the “Intellectual Property”) from Reichard Bros. Enterprises, Inc. Concurrently, we entered into an Intellectual Property License Agreement, pursuant to which we granted Reichard Bros. Enterprises, Inc. a royalty-free license to use such intellectual property in Santa Barbara County, California. On July 31, 2007, we amended and restated this license agreement when we entered into an Amended and Restated Trademark and Intellectual Property License Agreement with the co-founders of The Habit, Brent and Bruce Reichard, and Reichard Bros. Enterprises, Inc., pursuant to which we granted Reichard Bros. Enterprises, Inc. an exclusive royalty-free license to use the Intellectual Property to operate Habit restaurants in Santa Barbara County, California. We further amended this agreement in October 2014. We do not receive any royalties or fees from the operations of these restaurants, and they are operated solely by Reichard Bros. Enterprises, Inc. If Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and the standards set forth in the Amended and Restated Trademark License Agreement and requirements it may have a material adverse effect on our business, financial condition and results of operations.

Control Relationships

As of December 30, 2014, our Sponsor and its affiliates beneficially owned approximately 35.9% of our outstanding Class A common stock and 64.4% of our outstanding Class B common stock, which aggregates to 54.6% of our voting power. As a result, our Sponsor could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of our Sponsor may not always coincide with the interests of the other holders of our common stock. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Class A Common Stock—Our Sponsor and its affiliates have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.”

In addition, we are a “controlled company” under the corporate governance standards of NASDAQ and, as such, we currently take advantage of all of certain exemptions from listing requirements, as applicable. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of NASDAQ corporate governance requirements, as applicable, and the ability of our independent directors to influence our business policies and affairs may be reduced. See the section entitled “Item 1, Business—Executive Officers of the Registrant.”

Related Person Transactions Policy

We have a formal written policy with respect to the review, approval and ratification of related person transactions. Under the policy, our audit committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related person transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In particular, our policy requires our audit committee to consider, among other factors it deems appropriate:

•	the related person’s relationship to us and interest in the transaction;

•	the material facts of the proposed transaction, including the proposed aggregate value of the transaction;

•	the impact on a director’s independence in the event the related person is a director or an immediate family member of the director;

•	the benefits to us of the proposed transaction;

•	if applicable, the availability of other sources of comparable products or services; and

•	an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The audit committee may approve only those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the audit committee determines in good faith.

It is our policy for our board of directors to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interest. We believe that we have executed all of the transactions set forth under the section entitled “Item 13, Certain Relationships and Related Transactions, and Director Independence” on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by the audit committee, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14. Principal Accountant Fees and Services

Moss Adams LLP (“Moss Adams”) served as our independent registered public accounting firm in 2014 and 2013. The following sets forth fees billed by Moss Adams for the audit of our annual financial statements and other services rendered:

	Fiscal Year Ended
	December 31, 2013	December 30, 2014
Audit fees(1)	$64,000	$141,000
Audit related fees(2)	—	793,627
Tax fees(3)	13,983	21,875

Total	$77,983	$956,502

(1)	Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)	Audit related fees include all costs associated with services provided by Moss Adams in connection with our IPO in 2014.
(3)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.

Pursuant to the charter of the audit committee, adopted in connection with our IPO, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.	Our Consolidated Financial Statements and Notes thereto are set forth starting on page F-1 of this Annual Report on Form 10-K.

2.	All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page F-1 of this Annual Report on Form 10-K.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this 10-K.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 11, 2015.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell Bendel
Russell Bendel Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned executive officers and directors of The Habit Restaurants, Inc. hereby severally constitute and appoint each of Russell Bendel and Ira Fils as the attorneys-in-fact for the undersigned, in any and all capacities, with full power of substitution, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Russell Bendel Russell Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 11, 2015

/s/ Anthony Serritella Anthony Serritella	Chief Operating Officer	March 11, 2015

/s/ Peter Whitwell Peter Whitwell	Chief Quality Officer	March 11, 2015

/s/ Russell Friend Russell Friend	Chief Development Officer	March 11, 2015

/s/ Matthew Hood Matthew Hood	Chief Marketing Officer	March 11, 2015

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 11, 2015

/s/ Allan W. Karp Allan W. Karp	Director	March 11, 2015

/s/ Ira Zecher Ira Zecher	Director	March 11, 2015

/s/ A. William Allen III A. William Allen III	Director	March 11, 2015

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

10.1	Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC						X

10.2	Tax Receivable Agreement						X

10.3	2014 Omnibus Incentive Plan, and form of agreements thereunder	S-1	333-199394	November 5, 2014	10.3

10.4	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.5	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

10.6	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

10.7	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.8	Employment Agreement, dated June 2, 2008, by and between The Habit Restaurants, LLC and Russ Bendel, as amended in March 2012	S-1	333-199394	October 16, 2014	10.8

10.9	Second Amendment to Employment Agreement, dated October 31, 2014, by and between The Habit Restaurants, LLC and Russ Bendel	S-1	333-199394	November 5, 2014	10.8	(a)

10.10	Employment Agreement, dated August 18, 2008, by and between The Habit Restaurants, LLC and Ira Fils, as amended in March 2012	S-1	333-199394	October 16, 2014	10.9

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith

10.11	Amendment to Employment Agreement, dated October 31, 2014, by and between The Habit Restaurants, LLC and Ira Fils	S-1	333-199394	November 5, 2014	10.9	(a)

10.12	Employment Agreement, dated July 31, 2007, by and between The Habit Restaurants, LLC and Anthony Serritella	S-1	333-199394	October 16, 2014	10.10

10.13	First Amendment to Employment Agreement, dated October 31, 2014, by and between The Habit Restaurants, LLC and Anthony Serritella	S-1	333-199394	November 5, 2014	10.10	(a)

10.14	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement						X

10.16	Recapitalization Agreement						X

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm						X

24.1	Power of Attorney (included on signature page of this report)						X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

THE HABIT RESTAURANTS, INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 and December 30, 2014	F-3

Consolidated Statements of Income for the years ended December 25, 2012, December 31, 2013 and December 30, 2014	F-4

Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) for the years ended December 25, 2012, December 31, 2013 and December 30, 2014	F-5

Consolidated Statements of Cash Flows for the years ended December 25, 2012, December 31, 2013 and December 30, 2014	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. (the “Company”) as of December 31, 2013 and December 30, 2014, the related consolidated statements of income, members’ / stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Habit Restaurants, Inc. as of December 31, 2013 and December 30, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California

March 11, 2015

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	Fiscal Year Ended
(in thousands, except share data)	December 31, 2013	December 30, 2014
Current assets
Cash and cash equivalents	$122	$49,469
Accounts receivable	2,204	3,187
Inventory	686	929
Prepaid expenses	1,315	1,117
Deferred tax assets	—	528

Total current assets	4,327	55,230

Property and equipment, net	50,076	65,668

Other assets
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits	909	1,314
Deferred tax assets	—	13,836
Other assets, net	102	107

Total other assets	23,478	37,724

Total assets	$77,881	$158,622

LIABILITIES AND MEMBERS’ / STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,784	$7,036
Employee-related accruals	3,061	3,617
Accrued expenses	2,444	4,218
Income tax payable	—	191
Sales taxes payable	1,187	1,633
Current portion of long-term debt	2,518	—

Total current liabilities	14,994	16,695

Deferred rent	6,356	8,844
Deemed landlord financing	2,506	2,478
Deferred franchise income	15	950
Amounts payable under Tax Receivable Agreement	—	12,698
Long-term debt, net of current portion	8,943	—

Total liabilities	32,814	41,665

Commitments and contingencies	—	—

Equity (deficit):

Members’/Stockholders’ equity (deficit)	45,067	—
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 8,974,550 shares issued and outstanding at December 30, 2014. Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 17,028,204 shares issued and outstanding at December 30, 2014.	—	260
Additional paid-in capital	—	41,317
Accumulated deficit	—	(32)

The Habit Restaurants, Inc. equity (deficit)	45,067	41,545
Non-controlling interests	—	75,412

Total equity	45,067	116,957

Total liabilities and members’ / stockholders’ equity (deficit)	$77,881	$158,622

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
(amounts in thousands except share and per share data)	December 25, 2012	December 31, 2013	December 30, 2014
Revenue:	$84,158	$120,373	$174,619

Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	26,396	38,789	58,260
Labor and related expenses	25,831	35,782	51,898
Occupancy and other operating expenses	12,687	18,906	27,184
General and administrative expenses	10,254	12,634	18,002
Depreciation and amortization expense	3,923	6,008	8,472
Pre-opening costs	1,458	1,754	1,902
Loss on disposal of assets	3	15	141

Total operating expenses	80,552	113,888	165,859

Income from operations	3,606	6,485	8,760

Other expenses
Interest expense	548	735	909

Income before income taxes	3,058	5,750	7,851
Provision for income taxes	—	—	299

Net income	3,058	5,750	7,552
Less: net income attributable to non-controlling interest	(3,058)	(5,750)	(7,584)

Net income (loss) attributable to Habit Restaurants, Inc.	$—	$—	$(32)

Net loss attributable to Habit Restaurants, Inc. per share Class A common stock
Basic	—	—	$(0.00)
Diluted	—	—	$(0.00)
Weighted average shares of Class A common stock outstanding:
Basic	—	—	8,974,550
Diluted	—	—	8,974,550

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF MEMBERS’ / STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Members’ Equity	Non- controlling Interests	Total
Balance at December 27, 2011	—	$—	—	$—	$—	$—	$35,874	$—	$35,874
Net income	—	—	—	—	—	—	3,058	—	3,058
Distributions	—	—	—	—	—	—	(104)	—	(104)
Unit-based compensation	—	—	—	—	—	—	301	—	301

Members’ equity at December 25, 2012	—	—	—	—	—	—	39,129	—	39,129

Exercise of stock options	—	—	—	—	—	—	77	—	77
Net income	—	—	—	—	—	—	5,750	—	5,750
Distributions	—	—	—	—	—	—	(149)	—	(149)
Unit-based compensation	—	—	—	—	—	—	260	—	260

Members’ equity at December 31, 2013	—	—	—	—	—	—	45,067	—	45,067

Contribution of equity	50,100	1	—	—	254	—	(255)	—	—
Exercise of stock options	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	7,077	—	7,077
Deferred taxes	—	—	—	—	(1,661)	—	—	—	(1,661)
Distributions	—	—	—	—	—	—	(1,351)	—	(1,351)
Unit-based compensation	—	—	—	—	—	—	446	—	446
Stock split	3,174,450	32	—	—	(32)	—	—	—	—
Dividend distributions	—	—	—	—	—	—	(29,000)	—	(29,000)
Attribution of historical equity	—	—	—	—	22,095	—	(22,095)	—	—

Members’ equity at November 25, 2014	3,224,550	33	—	—	20,656	—	—	—	20,689

Net (loss) income	—	—	—	—	—	(32)	—	507	475
Deferred tax assets	—	—	—	—	16,133	—	—	—	16,133
Amounts payable under tax receivable agreement	—	—	—	—	(12,698)	—	—	—	(12,698)
Issuance of common stock Class A, net of offering costs	5,750,000	57	—	—	92,232	—	—	—	92,289
Issuance of common stock Class B	—	—	17,028,204	170	(170)	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	(74,905)	—	—	74,905	—
Stock-based compensation	—	—	—	—	69	—	—	—	69

Members’/Stockholders’ equity (deficit) at December 30, 2014	8,974,550	$90	17,028,204	$170	$41,317	$(32)	$—	$75,412	$116,957

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(amounts in thousands)	December 25, 2012	December 31, 2013	December 30, 2014
Cash flows from operating activities:
Net income	$3,058	$5,750	$7,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,923	6,008	8,472
Amortization of financing fees	23	29	125
Share/stock-based compensation	301	260	515
Loss on disposal of assets	3	15	141
Deferred income taxes	—	—	299
Deferred rent	581	327	321
Changes in assets and liabilities:
Accounts receivable	883	1,272	1,183
Inventory	(76)	(332)	(243)
Prepaid expenses	(31)	(1,016)	198
Deposits	(172)	(277)	(405)
Accounts payable	324	2,866	1,831
Employee-related accruals	885	495	556
Accrued expenses	1,258	(381)	2,204
Sales taxes payable	284	358	445

Net cash provided by operating activities	11,244	15,374	23,194

Cash flows from investing activities:
Purchase of property and equipment	(14,968)	(20,234)	(24,403)

Net cash used in investing activities	(14,968)	(20,234)	(24,403)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	77	111
Distributions	(104)	(149)	(30,351)
Proceeds from deemed landlord financing	70	96	—
Payments on deemed landlord financing	(17)	(35)	(28)
Borrowings on long-term debt	4,600	6,150	33,750
Financing fees on long-term debt	(64)	—	(5)
Proceeds from IPO, net of offering costs	—	—	92,289
Principal payments on long-term debt	(750)	(1,457)	(45,210)

Net cash provided by financing activities	3,735	4,682	50,556

Net change in cash and cash equivalents	11	(178)	49,347
Cash and cash equivalents, beginning of fiscal year	289	300	122

Cash and cash equivalents, end of fiscal year	$300	$122	$49,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$520	$691	$790

Cash paid for income taxes	$—	$—	$—

NON-CASH FINANCING
Deemed landlord financing	$360	$708	$—

Purchase of property and equipment	$1,443	$1,735	$1,528

Initial establishment of deferred tax assets	$—	$—	$16,133

Initial establishment of amounts payable under the tax receivable agreement	$—	$—	$12,698

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiary (collectively the “Company”). The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred as their carrying amounts at the date of transfer. Our consolidated financial statements for periods prior to the IPO represent the historical operating results and financial position of The Habit Restaurants, LLC. In November 2014, the Company completed its IPO of shares of our Class A common stock. In connection with the IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions in order to reorganize the capital structure in preparation for the IPO. Immediately following the completion of the IPO, The Habit Restaurants, Inc. became the sole managing member of The Habit Restaurants, LLC.

In November 2014, the Company initiated its first public offering. In conjunction with the offering, the following transactions occurred:

•	the investors in the IPO collectively owned 5,750,000 shares of our Class A Common Stock;

•	the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) collectively held 17,028,204 LLC Units, representing 65.4% of the economic interest in The Habit Restaurants, LLC;

•	the investors in the initial public offering collectively had 22.1% of the voting power in The Habit Restaurants, Inc.;

•	the Continuing LLC Owners, through their holdings of our Class B common stock, collectively had 65.5% of the voting power in The Habit Restaurants, Inc.;

•	one or more historic investors collectively had 12.4% of the voting power in The Habit Restaurants, Inc.; and

•	The Habit Restaurants, Inc. directly or indirectly held 8,974,550, representing 34.6% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

As a result of the recapitalization, the assets and liabilities of The Habit Restaurants, LLC and its subsidiaries are included in the financial statements of The Habit Restaurants, Inc. at their carrying amounts as of the date of reorganization. The interests held by KarpReilly HB Co-Invest, LLC, 522 Fifth Avenue Fund, L.P., PEG U.S. Direct Corporate Finance Institutional Investors III LLC and the Company’s current and former members of management and board as well as some other investors in The Habit Restaurants, LLC are reported as non-controlling interests in the financial statements of Habit Restaurants, Inc.

In connection with the IPO, the limited liability company agreement of The Habit Restaurants, LLC was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them in connection with the completion of the IPO. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and

Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

As the sole managing member of The Habit Restaurants, LLC, the Company has the right to determine when distributions will be made to the unit holders of The Habit Restaurants, LLC, and the amount of any such distributions (in each case subject to the requirements with respect to the tax distributions described below). If The Habit Restaurants, Inc. authorizes a distribution, such distribution will be made to the unit holders of The Habit Restaurants, LLC, including The Habit Restaurants, Inc., pro rata in accordance with their respective ownership of the LLC Units (other than, for clarity, certain non-pro rata payments to us to satisfy certain of our obligations). Notwithstanding the foregoing, The Habit Restaurants, LLC will bear the cost of or reimburse The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc. The Company also entered into a tax receivable agreement (“TRA”). These transactions above are referred to as the “Recapitalization”.

In connection with the Recapitalization and immediately prior to the completion of the IPO, The Habit Restaurants, LLC incurred $30 million of indebtedness under a bridge loan facility provided by California Bank & Trust (the “Bridge Loan”). The Bridge Loan matures two business days from the date that it is funded. The Company made interest payments equal to 30 day LIBOR plus 2.25%. The Habit Restaurants, LLC immediately distributed such funds to its members. The portions received by the Company’s subsidiaries were immediately distributed to the existing owners of The Habit Restaurants, Inc. prior to the completion of the IPO, subject to retention of any reserves for expenses and taxes. Immediately after the IPO, the Company directly or indirectly through its wholly-owned subsidiaries, contributed all of the net proceeds of the IPO to The Habit Restaurants, LLC in exchange for LLC Units from The Habit Restaurants, LLC at a purchase price per unit equal to the IPO price per share of Class A common stock the IPO net of underwriting discounts. In addition, The Habit Restaurants, LLC used a portion of the net proceeds to repay and extinguish the Bridge Loan.

Immediately after the IPO, the Company became a holding company with no direct operations that will hold as its principal assets an equity interest in The Habit Restaurants, LLC and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income is allocated to holders of LLC Units, including the Company. Accordingly, the Company incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of its subsidiaries, its cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. In addition to tax expenses, The Habit Restaurants, Inc. will incur expenses related to its operations, plus payments under the TRA, which the Company expects will be significant. The Company intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA.

The Company is headquartered in Irvine, California, and managed and operated 109 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah and New Jersey and has a total workforce of approximately 3,095 employees as of December 30, 2014. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts. Under the terms of the Company’s LLC Agreement, no member shall be obligated personally for any debt, obligation, or liability of the Company.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), The Habit Restaurants, LLC began franchising its restaurant concept. Franchise was organized as a Delaware Limited Liability Company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into two licensing and three franchise agreements through the period ended December 30, 2014. The Company opened its first licensed location in fiscal year 2014 and expects to open its first franchised restaurants in 2015.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52 or 53 week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2014, which ended on December 30, 2014, was a 52-week fiscal year. Fiscal year 2013, which ended on December 31, 2013, was a 53-week fiscal year.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has had no operations to date, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 30, 2014, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

Non-controlling Interest—The non-controlling interest on the consolidated statement of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. As of December 30, 2014, the non-controlling interest was 65.5%.

Use of estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment information—Management has determined that the Company has one operating segment, and therefore one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. All of our revenue is derived in the United States of America. All of our assets are located in the United States of America.

Cash and cash equivalents—For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts receivable—Accounts receivable consist of credit card receivables and amounts due from vendors and landlords. Amounts are stated at the amounts management expects to collect from balances outstanding at fiscal year-end; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory—Inventory consists of food, beverage, and paper goods and is stated at the lower of average cost or market.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with a major financial institution. At December 31, 2013 and December 30, 2014 and at various times during the fiscal years then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Supplier concentration—The Company has a primary vendor arrangement with a distributor that accounted for 47% of purchases for the fiscal year 2014. This vendor represented approximately 79% of accounts payable at December 30, 2014. This vendor accounted for 42% of purchases and 65% of accounts payable for the year ended December 31, 2013. The Company had a previous primary vendor arrangement with a different distributor that accounted for 3% of purchases for the fiscal years ended December 31, 2013 and this vendor represented approximately 0.3% of accounts payable at December 31, 2013.

The Company believes there are other available alternatives to the current vendor; however, the philosophy of the Company is to concentrate its purchases over a limited number of suppliers in order to maintain quality, consistency, delivery requirements and cost controls and to increase the suppliers’ commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers; however, management believes sufficient alternative suppliers exist in the marketplace.

Fair value of financial instruments—The carrying amount of accounts receivable, and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of long-term debt approximates fair value because the interest rates are based on established market rates or variable reference rates.

Property and equipment—Property and equipment is generally carried at cost, less accumulated depreciation. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in our consolidated statement of income. Depreciation on property and equipment is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease, including reasonably assured extensions, or their estimated useful lives. Property where the Company is the deemed owner is depreciated over the 40 year life of the building.

Maintenance and repairs are charged against income as incurred and additions, renewals, and improvements are capitalized.

Smallwares which consist of pots, pans and other cooking utensils are carried at cost and any replacements are expensed when acquired.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets are not amortized but tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. For purposes of applying ASC 350, we have identified a single reporting unit, as that term is defined in ASC 350, to which goodwill is attributable. Goodwill is evaluated for impairment using a quantitative approach for the reporting unit. The quantitative test for goodwill impairment is performed by determining the fair value of the reporting unit and comparing it to its carrying value. Fair value is measured based on the discounted cash flow method and relative market-based approaches. If the fair value is less than the carrying value, an impairment charge, if any, is measured by comparing the carrying value of the goodwill to the implied fair value of the goodwill which represents the excess of the reporting unit’s fair value after measuring the fair value of the other assets and liabilities of the reporting unit. Accordingly, the Company has not recorded any impairment charges related to goodwill.

Tradenames—Tradenames acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors. Accordingly, tradenames are evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. The annual impairment evaluation for tradenames involves a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates any tradenames that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If a tradename that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and tested for impairment in the same manner as a long-lived asset. Accordingly, the Company has not recorded any impairment charges related to tradenames.

Impairment of long-lived assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on an undiscounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its long-lived assets has occurred and accordingly no such write-downs have been recorded.

Deferred rent and tenant improvement allowances—Leases may contain rent holidays, or free rents, and rent escalations during the lease terms. Rental expense is recorded on a straight-line basis starting on the date the Company takes control of the related leased space. The difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. Lease expenses incurred prior to store openings are recognized on a straight-line basis and are included in pre-opening costs. From time to time, the Company may receive tenant improvement allowances from its lessors. These amounts are recorded as deferred rent and amortized over the lease term as a reduction to rent expense. For leases where the Company is considered to be the owner of the construction project and received tenant improvement allowances, the Company records these amounts received as a component of the deemed landlord financing liability. See Note 6.

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s ARO is $109,000 and $122,000 at December 31, 2013 and December 30, 2014, respectively.

Unearned Franchise Fees—Amounts received from the sales of franchise licenses are deferred until all material contractual services or conditions relating to the sale of the franchise licenses have been substantially performed by the Company. The commencement of operations by the franchisee is presumed to be the earliest point at which substantial performance has occurred, unless it can be demonstrated that substantial performance of all franchisor obligations has occurred before that time.

Revenue recognition—The Company recognizes revenue when products are delivered to the customers or meals are served. Revenue is recognized net of sales taxes. The Company sells gift cards which do not have an expiration date and does not deduct non-usage fees from outstanding gift card balances. Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed.

Franchise fee revenue—Franchise fee revenue consists of fees charged to franchise owners who enter into a franchise agreement with the Company. The Company recognizes franchise fee revenue when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise have commenced. The fees collected by the Company upon signing a franchise agreement are deferred until operations have commenced. There was no franchise fee revenue recognized in fiscal year 2012 or fiscal year 2013 and $15,000 recognized in fiscal year 2014.

Royalty revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. No royalty revenue was recognized for the years ended December 25, 2012, December 31, 2013 and $60,000 was recognized in the year ended December 30, 2014.

Brand fee revenue—The Company may establish a national advertising and development fund for the advertising, marketing, and public relations programs and materials that the Company deems appropriate. If such a fund is established, franchisees must contribute to the fund a brand fee in an amount equal to one percent of the restaurant’s gross sales, payable in the same manner as the royalty revenue. The Company, at its sole discretion, may increase the brand fee to up to two percent of the restaurants’ gross sales. No brand fee revenue was recognized for the years ended December 25, 2012, December 31, 2013 and December 30, 2014.

Franchise area development fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. No franchise area development fees were recognized for the years ended December 25, 2012, December 31, 2013 and December 30, 2014.

Sales tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net sales in the consolidated statements of income. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift certificates and gift cards—Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift certificates and gift cards were $563,000 and $854,000 at December 31, 2013 and December 30, 2014, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets. Gift certificates and gift cards do not carry an expiration date; therefore, customers can redeem their gift certificates and gift cards for products indefinitely. A certain amount of gift certificates and gift cards will not be redeemed and can become breakage income. Management periodically evaluates unredeemed gift certificates and gift cards for breakage income and to date has not recognized breakage income of gift certificates and gift cards. When more data history becomes available the Company may recognize breakage income over historical usage periods based on historical redemption rates.

Advertising costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $423,000, $664,000 and $1,031,000 for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively, and is included in operating, pre-opening and general and administrative expenses in the consolidated statements of income.

Pre-opening costs—Pre-opening costs are costs incurred in connection with the hiring and training of personnel, as well as occupancy and other operating expenses during the build-out period of new restaurant openings. Pre-opening costs are expensed as incurred.

Income taxes—The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company may record a valuation allowance, if conditions are applicable, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014. However, the Company did not recognize interest expense for uncertain tax positions for the years ended December 30, 2014 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

Management incentive plans—Prior to the completion of the Company’s initial public offering, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan. The provisions to this plan are detailed in Note 9-Management Incentive Plans. The Habit Restaurants, LLC maintained a management incentive plan that provides for the grant of Class C units. Class C units were intended to be “profits interests” for U.S. federal income tax purposes. The Class C units participate in distributions and, if vested, may be converted to Class A units. Because of the ability of the Class C Unit-holder to convert his or her Class C units to Class A units, the Class C units were accounted for as equity classified awards.

In conjunction with the Company’s initial public offering, all vested and un-vested units issued under this plan were exchanged for Common Units of The Habit Restaurants, LLC.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the award using the straight-line method.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented. Therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the period from November 25, 2014 through December 30, 2014:

(amounts in thousands, except share and per share data)	Year Ended December 30, 2014
Net loss attributable to Habit Restaurants, Inc.	$(32)

Net loss attributable to Habit Restaurants, Inc. per share Class A common stock
Basic	$(0.00)
Diluted	$(0.00)
Weighted average shares of Class A common stock outstanding
Basic	8,974,550
Diluted	8,974,550

The Company completed its initial public offering on November 25, 2014. Since that date, the Company has consolidated its results into the results of The Habit Restaurants, LLC. As a result, only the net loss attributable to the Company’s controlling interest from the period subsequent to the initial public offering is considered in the net loss per share calculation.

The computation of weighted average basic and diluted shares of common stock outstanding considers the outstanding shares from the date of the initial public offering, November 25, 2014, through December 30, 2014. As of December 30, 2014, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 16,667 had been granted as of December 30, 2014. These options were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on December 28, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of the adoption of this standard on its consolidated results of operation and financial position, as well as which transition approach to use.

Note 3—Non-controlling Interests

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) cash consideration or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Net income attributable to non-controlling interests is computed as follows (dollar amounts in thousands):

Year Ended December 30, 2014
Income before income taxes subsequent to the IPO	$774
Non-controlling interests ownership percentage	65.5%
Net income attributable to non-controlling interests subsequent to the IPO	$507

The balance of the non-controlling interest from the initial public offering date of November 25, 2014 (the “IPO”) to December 30, 2014 is as follows (in thousands):

Balance held by the non-controlling LLC unit holders immediately after the IPO	$74,905
Allocation of income to the non-controlling LLC unit holders subsequent to the IPO	507

Balance of non-controlling interest as of December 30, 2014	$75,412

Note 4—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 31,	December 30,
	2013	2014
Leasehold improvements	$32,572	$44,779
Equipment	15,872	22,125
Furniture and fixtures	11,365	14,945
Buildings under deemed landlord financing	2,548	2,548
Smallwares	580	831
Vehicles	445	686
Construction in progress	2,220	3,469

	65,602	89,383
Less: Accumulated depreciation and amortization	(15,526)	(23,715)

	50,076	65,668

Depreciation expense was $3,923,000, $6,008,000 and $8,472,000 for the years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of seven buildings under deemed landlord financing as of December 31, 2013 and December 30, 2014, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. See Note 7—Commitments and Contingencies for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll costs were $0.6 million, $0.8 million and $1.0 million for the years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

Note 5—Income Taxes

Income before the provision for income taxes as shown in the accompanying Consolidated Statements of Income is as follows (in thousands):

	2013	2014
Domestic	$5,750	$7,851

Income before provision for income taxes	$5,750	$7,851

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2013	2014
Current
Federal	$—	$—
State and local	—	24

Total current expense	$—	$24

Deferred expense
Federal	$—	$254
State and local	—	21

Total deferred expense	—	275

Provision for income taxes	$—	$299

Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes. The Habit Restaurants, Inc. and related entities file stand-alone returns for The Habit Restaurants, LLC. As a result of the recapitalization and IPO, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The Habit Restaurants, Inc. will file its federal income tax return for the period beginning July 24, 2014 (the incorporation date of The Habit Restaurants, Inc.) on a consolidated basis.

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

2014
U.S. statutory tax rate	34.0%
Increase due to state and local taxes	0.6%
Effect of permanent differences	0.2%
Rate benefit as an LLC	(31.0)%

Effective tax rate	3.8%

The effective tax rate includes a rate benefit attributable to the fact that The Habit Restaurants, LLC operates as a limited liability company that is treated as a partnership for federal and state income tax purposes and is not itself subject to federal and state income tax. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 31, 2013	December 30, 2014
Deferred tax assets
Accrued liabilities	$—	$99
Deferred income	—	801
Deferred rent	—	411
Tax Receivable Agreement - imputed interest	—	1,116
Goodwill and intangibles	—	14,188
Net operating losses	—	536

Total deferred tax assets	—	17,151

Deferred tax liabilities
Property and equipment	—	(2,488)
Prepaids	—	(153)
Other	—	(146)

Total deferred tax liabilities	—	(2,787)

Net deferred tax assets	$—	$14,364

The deferred tax assets are primarily due to the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the initial public offering, we entered into a Tax Receivable Agreement (“TRA”). Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the IPO and the sales or exchanges are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on our balance sheet. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on The Habit Restaurants, LLC’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 30, 2014, the Company had federal and state net operating loss carry forwards of $1,472,000 and $621,000, respectively. The federal net operating loss carry forwards will begin to expire in 2032 and the California net operating loss carry forwards will begin to expire in 2035.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, is as follows (in thousands):

Fiscal Year Ended
	December 31, 2013	December 30, 2014
Balance at the beginning of the year	$—	$—
Increases for current year tax positions	—	—
Increases for prior year tax positions	—	167
Decreases in prior year tax positions	—	—
Settlements with taxing authorities	—	—
Lapse in statutes of limitations	—	—

Balance at the end of the year	$—	$167

Included in the balance of unrecognized tax benefits as of December 30, 2014 are $167,000 of tax benefit, that if recognized, would affect the effective tax rate. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2013 and December 30, 2014.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Habit Restaurants, Inc. files, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. The federal statute of limitations for certain corporate entities acquired by The Habit Restaurants, Inc. remain open for the tax years 2008 and forward as a result of net operating losses generated within those years. The statute of limitation for state and local jurisdictions generally remain open for tax years 2010 and forward.

Tax Receivable Agreement (“TRA”)

In connection with the IPO, the Company entered into the TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the public offering and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

Pursuant to the LLC Agreement, the Continuing LLC Owners will have the right, from and after the expiration of the lock-up agreements described below, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

If the IRS or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the TRA and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse us for any payments the Company previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments are disallowed, the Company’s payments under the TRA could exceed its actual tax savings, and the Company may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

The TRA provides that (i) in the event that the Company materially breach the TRA, (ii) if, at any time, the Company elects an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, the Company’s (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that the Company would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The Company’s payment obligations under the TRA with respect to interests in The Habit Restaurants, LLC treated as sold for U.S. federal income tax purposes to the Company in connection with the initial public offering are expected to be calculated based on the initial public offering price of our Class A common stock net of underwriting discounts.

As a result of the foregoing, (i) the Company could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual tax savings the Company realizes in respect of the tax attributes subject to the agreements and (ii) the Company may be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any of such benefits are ever realized. In these situations, the Company’s obligations under the TRA could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that the Company will be able to finance its obligations under the TRA in a manner that does not adversely affect its working capital and growth requirements.

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with the Company, except with respect to certain actual or imputed interest amounts payable under the TRA.

Note 6—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or

(ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25%. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of December 30, 2014, there were no borrowings outstanding against the Credit Facility.

The Company also entered into a bridge loan facility provided by California Bank & Trust (the “Bridge Loan”) in November 2014 and were required to make interest payments equal to the applicable 30 day LIBOR rate plus 2.25%. The Bridge Loan was used to make a distribution to the members of the Company. The Bridge Loan matured two days from the date it was funded. A portion of the net proceeds from the IPO were used to repay and extinguish the Bridge Loan in November 2014.

Term Debt: (dollar amounts in thousands)

	December 31, 2013
Maturity Date	Amount	Rate
April 2016	$1,167	5.75	%(1)
June 2017	$1,750	5.75	%(1)
March 2019	$2,894	4.75	%(2)

Interest Only Debt:

	December 31, 2013			December 30, 2014
Maturity Date	Amount	Rate		Amount	Rate
March 2019	$5,650	4.75	%(2)	N/A
July 2017	$—	—		$—	2.48	%(3)

(1)	Interest rate varies based on the prime rate plus 2.5%
(2)	Interest rate varies based on the prime rate plus 1.5%
(3)	Interest rate varies based on the Company’s election of (i) the base rate plus, or (ii) LIBOR, plus an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement).

Interest related to the long-term debt and principal payments are due monthly. Interest expense amounted to $292,000, $455,000 and $588,000 for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

The long-term debt is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of December 30, 2014, the Company was in compliance with all covenants. At December 30, 2014, the expected and estimated maturities of the Company’s deemed landlord financing are as follows: (in thousands)

Deemed
Landlord
Fiscal year end	Financing
2015	$374
2016	395
2017	404
2018	306
2019	245
Thereafter	754

$2,478

Note 7—Commitments and Contingencies

Leases—The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases with remaining terms ranging from one to 15 years with renewal options ranging from five to 20 years. The restaurants’ leases generally include land and buildings, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Total rent expense was $5.0 million, $6.7 million and $9.4 million for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively, and is included in occupancy and other operating expenses and pre-opening costs. Included in rent expense was $0.2 million, $0.3 million and $0.7 million for contingent rentals, which are payable on the basis of the percentage of sales in excess of base rent amounts, for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

In some cases, the asset the Company will lease requires construction to ready the space for its intended use, and in certain cases, the Company has involvement with the construction of leased assets. The construction period begins when the Company executes its lease agreement with the property owner and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, the Company must consider the nature and extent of its involvement during the construction period, and in some cases, its involvement results in it being considered the accounting owner of the construction project. Primarily, such involvement results in the Company being considered the accounting owner in cases where the Company leases a “cold shell.” By completing the construction of key structural components of a leased building, the Company is deemed to have participated in the construction of the landlord asset. In such cases, the Company capitalizes the landlord’s construction costs, including the value of costs incurred up to the date the Company executes its lease (e.g., the building “shell”) and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, the Company is required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if the Company can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, the Company maintains various forms of “continuing involvement” in the property, thereby precluding it from derecognizing the asset and associated financing obligations following the construction completion. In those cases, the Company will continue to account for the landlord’s asset as if the Company is the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted the Company would be required to account for the lease as either operating or capital in accordance with ASC 840. As of December 31, 2013 and December 30, 2014 the Company has not derecognized any landlord assets or associated financing obligations. The Company determined that it was the accounting owner of a total of seven leased buildings as a result of the application of build-to-suit lease accounting as of December 31, 2013 and December 30, 2014.

The aggregate future minimum lease payments under non-cancelable operating leases are approximately: (in thousands)

		Deemed
	Operating	Landlord
Fiscal year end	Leases	Leases
2015	$10,584	$292
2016	11,473	292
2017	11,141	292
2018	11,211	241
2019	10,994	212
Thereafter	40,090	516

	$95,493	$1,845

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2015 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 30, 2014, the Company had approximately $1.8 million in such commitments related to new restaurants.

Litigation—The Company is involved in various claims and legal actions that arise in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources. A significant increase in the number of litigated claims or an increase in amounts owing under successfully litigated claims could materially adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Note 8—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $41,000, $53,000 and $70,000 for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

Note 9—Management Incentive Plans

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s initial public offering, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the initial public offering, all equity-based awards will be granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan will also permit grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options. No awards may be granted under the plan after November 19, 2024.

The day prior to the completion of the Company’s initial public offering, the Company made grants to two of our non-employee directors, Mr. Ira Zecher and Mr. A. William Allen III, of options to purchase shares of the Company common stock under the 2014 Omnibus Incentive Plan. The options have an exercise price equal to the initial public offering price ($18.00) and a vesting period of three years. No other awards were made under the 2014 Omnibus Incentive Plan in 2014.

The purpose of the 2014 Omnibus Incentive Plan is to advance the Company’s interests by providing for the grant to eligible individuals of equity-based and other incentive awards.

The 2014 Omnibus Incentive Plan will be administered by our board of directors or a committee of our board of directors (the “Administrator”). The Administrator will have the authority to, among other things, interpret the 2014 Omnibus Incentive Plan, determine eligibility for, grant and determine the terms of awards under the 2014 Omnibus Incentive Plan, and to do all things necessary to carry out the purposes of the 2014 Omnibus Incentive Plan. The Administrator’s determinations under the 2014 Omnibus Incentive Plan will be conclusive and binding.

Compensation expense related to incentive stock options was $5,000 for the year ended December 30, 2014.

The following table sets forth information about the fair value of the stock option grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Fiscal year ended December 30, 2014
	Options	Weighted Average Exercise Price
Beginning Balance	—

Granted	16,667	$18.00
Forfeitures	—
Exercised	—
Exchanged	—

Ending Balance	16,667	$18.00

Exercisable	—	$—

Disclosure Information
Weighted average fair value of options granted		$5.14
Dividend yield		0.0%
Risk-free interest rate		2.03%
Volatility		32.3%
Forfeiture rate		5.2%
Expected term (years)		5.5
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)		35

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected life of options granted during 2014 was based on the simplified method of estimating expected term in accordance with Staff Accounting Bulletin (“SAB”) No. 110. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

As of December 30, 2014, there was approximately $81,000 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over future years.

The Habit Restaurants, LLC Management Incentive Plan

The Habit Restaurants, LLC maintained a management incentive plan (the “Plan”) for executives and other key employees of the Company. The Plan provided for the grant of Class C units of the Company. Class C units participated in the distribution of earnings of the Company above a certain threshold amount. Additionally, upon vesting, Class C units could have been converted at any time to Class A units upon payment of a stated conversion price (which may be zero). The Plan may be terminated at the discretion of the Board of Directors of the Company. No Class C unit awards shall be granted after the tenth anniversary year of the adoption of the Plan in fiscal year 2017.

During the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, the Company granted 2,850, 1,850 and 14,574 Class C units, respectively, under the Plan. The Class C units vested over five years, with the vesting period commencing on the grant date. A vested Class C unit granted under the Plan could have been converted into a Class A unit at a conversion price ranging from $100 to $544 per Class A unit. The

Company had reserved 35,410 Class A units for that purpose. The Class C units would expire 10 years from the date of grant if not converted. In the event of a termination of employment, all unvested Class C units would have been forfeited and the holder of vested Class C units would have had the option to convert into Class A units within 30 days. Upon conversion to Class A units, the Company had the right to repurchase all of the Class A units owned by the participant or any permitted transferee of the participant as defined in the LLC Agreement. This plan was terminated prior to the completion of the IPO and all units were exchanged for common units as part of the Recapitalization.

The following table summarizes the activity under the Plan during the period from December 27, 2011 through December 30, 2014:

		Weighted Average
	Number of Class C units	Conversion Price	Remaining Contractual Term (Years)
Outstanding at December 27, 2011	28,103	127.79

Granted	2,850	226.00

Outstanding at December 25, 2012	30,953	136.14

Granted	1,850	292.00
Forfeited	(650)	184.00
Exercised	(700)	110.00

Outstanding at December 31, 2013	31,453	145.58	6.00

Granted	14,574	499.81
Forfeited	(675)	178.15
Exercised	(825)	133.94
Exchanged	(44,527)	261.25

Outstanding at December 30, 2014	—	—	NA

The weighted average grant date fair value of the Class C units granted during the fiscal years 2012, 2013 and 2014 was $94.39, $122.72 and $499.81, respectively. The total intrinsic value of the Class C units converted into Class A units during the years ended December 31, 2013 and December 30, 2014 was $184,000 and $335,000, respectively. The Company estimated the fair value of the Class C units using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of units included the expected unit term, the expected volatility of the Company’s units over the unit’s expected term, the risk-free interest rate over the unit’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s units granted during fiscal years 2012, 2013 and 2014. The expected term was calculated using the simplified method. Under this method, the expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. The Company elected this method as there is not sufficient historical exercise data to estimate an expected term due to the limited past exercise experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive such units.

The key input assumptions that were utilized in the valuation and recognition of units granted during the fiscal years 2012, 2013 and 2014 are summarized in the table below:

	December 25, 2012	December 31, 2013	December 30, 2014
Vesting period	5 years	5 years	5 years
Risk-free interest rate	1.1% - 1.6%	1.3% - 2.0%	2.2% - 2.3%
Dividend yield rate	0%	0%	0%
Price volatility	39.8%	38.7%	32.3%
Expected term	7.5 years	7.5 years	5.5 years

The price volatility is based on the historical price volatility of publicly traded companies within the Company’s industry group. The expected term of the Class C units granted was estimated based on the average of the vesting period and the original contractual term. The risk free interest rate is based on the U.S. Treasury rate as of the grant date for the expected term of the units.

The stock-based compensation expense for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014 amounted to $301,000, $260,000 and $510,000, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of income. In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units with an amount of vested and unvested common units of The Habit Restaurants, LLC, respectively. As of December 30, 2014 there was approximately $3.3 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over future years as follows:

Fiscal year end (in thousands)
2015	$818,000
2016	777,000
2017	717,000
2018	659,000
2019	327,000

$3,298,000

Note 10—Management Fee

For providing management services to the Company, the equity investor of The Habit Restaurants, LLC earned an annual management fee of $135,000, payable quarterly. In addition, the investor was reimbursed for all expenditures made on behalf of the Company, including without limitation, legal, accounting, investment banking, consulting, research and other professional services to the Company, travel and other out-of-pocket expenses and filing and similar fees; all custody, transfer, registration and similar expenses, including: all brokerage and finders’ fees and commissions and discounts incurred in connection with the purchase or sale of securities and all interest on borrowed funds.

The Company terminated this agreement with the equity investor upon completion of the IPO and paid a one-time termination fee to the equity sponsor of $500,000 that was expensed in fiscal year 2014.

For the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively, the Company incurred management fees and reimbursable expenses totaling $160,000, $144,000 and $635,000; to the investor and such amounts are included in general and administrative expenses in the combined consolidated statements of income. The Company did not owe any management fees to the investor as of December 31, 2013 and December 30, 2014.

Note 11—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 9—Management Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $104,000, $149,000 and $30,351,000 were declared and paid for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively. Members of The Habit Restaurants, LLC who held unvested units will not receive their portion of the 2014 distribution until the units vest. Distributions of $47,000 on such amounts were paid as of December 30, 2014. The amount of the unpaid distribution as of December 30, 2014 amounted to $1,000,000. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested will continue to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. Pursuant to and subject to the terms of the Limited Liability Company Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners will have the right, from and after the expiration of certain lock-ups, to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Note 12—Stockholders’ Equity

The Company is authorized to issue 140,000,000 shares of capital stock, consisting of 70,000,000 shares of Class A common stock, par value $0.01 per share, and 70,000,000 shares of Class B common stock, par value $0.01 per share.

As discussed in Note 1, in November 2014, the Company completed its IPO of 5,750,000 shares of its Class A common stock at a price to the public of $18.00 per share. As discussed in Note 11, the existing owners of The Habit Restaurants, LLC continue to hold common units in The Habit Restaurants, LLC, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of common units held by them in connection with the completion of the IPO. Each such share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. The Company’s Class A and Class B common stock generally vote together as a single class on all matters submitted to a vote of stockholders, except as otherwise required by applicable law. However, the Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of the Company. When a member of The Habit Restaurants, LLC exchanges common units for shares of Class A common stock, such corresponding shares of Class B common stock will be cancelled.

Dividend Rights. Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of outstanding shares of Class A common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the board of directors may from time to time determine. Holders of our Class B Common Stock do not have any right to receive dividends.

Voting Rights. Holders of our Class A common stock and our Class B common stock have voting power over The Habit Restaurants, Inc., the sole managing member of The Habit Restaurants, LLC, at a level that is consistent with their overall equity ownership of our business. Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, each share of Class A common stock entitles the holder to one vote with respect to each matter presented to our stockholders on which the holders of Class A common stock are entitled to vote. Each holder of Class B common stock shall be entitled to the number of votes equal to the total number of LLC Units held by such holder multiplied by the exchange rate specified in the LLC Agreement with respect to each matter presented to our stockholders on which the holders of Class B common stock are entitled to vote. Accordingly, the holders of LLC Units collectively have a number of votes that is equal to the aggregate number of LLC Units that they hold. Subject to any rights that may be applicable to any then outstanding preferred stock, our Class A and Class B common stock vote as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise provided in our amended and restated certificate of incorporation or amended and restated bylaws or required by applicable law. Holders of our Class A and Class B common stock do not have cumulative voting rights. Except in respect of matters relating to the election and removal of directors on our board of directors and as otherwise provided in our amended and restated certificate of incorporation, our amended and restated bylaws, or as required by law, all matters to be voted on by our stockholders must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter.

Preemptive Rights. Neither the Class A common stock, nor the Class B common stock is entitled to preemptive or other similar subscription rights to purchase any of our securities.

Conversion or Redemption Rights. Neither the Class A common stock, nor the Class B common stock is convertible or redeemable.

Liquidation Rights. Upon our liquidation, the holders of our Class A common stock will be entitled to receive pro rata our assets which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Holders of our Class B common stock do not have any right to receive a distribution upon a voluntary or involuntary liquidation, dissolution or winding up of our affairs. Notwithstanding the foregoing, The Habit Restaurants, LLC will bear the cost of or reimburse The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc.

Note 13—Operating Agreements

The Company has entered into employment agreements with respect to operating restaurants. Under the terms of the agreements, these employees are entitled to a cash bonus calculated as a percentage of individual restaurant operating profits within certain geographic areas, based upon an agreed upon formula. Certain employees under these agreements were required to contribute cash for each store opened based upon the terms of the agreement. The cash contributed by such employee is refundable upon the termination of his or her employment with the Company, and therefore the amounts are recorded within employee-related accruals. The Company has the exclusive right and option, but not the obligation, to purchase these employees’ interests in the individual restaurant operating profits for an amount agreed upon within the employment agreements. The Company is accreting the expense for the potential purchase of these employees’ interests and has recorded approximately

$7,000 in expense in the fiscal year ended December 30, 2014 and such amount is included in general and administrative expenses in the combined consolidated statements of income. There was no expense recorded in fiscal years 2012 and 2013.

Compensation expense recorded under the terms of these agreements amounted to $34,000, $34,000 and $265,000 for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively, and are recorded under general and administrative expenses. During 2013, an employee who had an operating agreement with the Company terminated his agreement with the Company. During 2014, an employee who had an operating agreement with the Company had that operating agreement bought out by the Company. As of December 30, 2014 there were two active employment agreements.

Note 14—Quarterly Financial Reporting

(Unaudited)

(dollar amounts in thousands)

	Fiscal Quarter(1)
	1Q14	2Q14	3Q14	4Q14	FY14
Total revenue	$37,756	$41,514	$46,996	$48,354	$174,619
Income from operations	2,725	2,549	2,390	1,096	8,760
Net income	2,494	2,303	2,111	644	7,552
Net income attributable to non-controlling interest	2,494	2,303	2,111	676	7,584
Net income (loss) attributable to The Habit Restaurants, Inc.	$—	$—	$—	$(32)	$(32)
Basic loss per share of Class A common stock (3)				$(0.00)	$(0.00)
Diluted loss per share of Class A common stock (3)				$(0.00)	$(0.00)

	Fiscal Quarter(2)
	1Q13	2Q13	3Q13	4Q13	FY13
Total Revenue	$26,062	$28,898	$29,929	$35,484	$120,373
Income from operations	1,408	2,067	1,369	1,641	6,485
Net income	1,240	1,901	1,188	1,420	5,750
Net income attributable to non-controlling interest	$1,240	$1,901	$1,188	$1,420	$5,750
Net income (loss) attributable to The Habit Restaurants, Inc.	$—	$—	$—	$—	$—
Basic loss per share of Class A common stock (3)
Diluted loss per share of Class A common stock(3)

1)	The quarterly information presented for the quarters ended April 1, 2014, July 1, 2014 and September 30, 2014 reflect the consolidated financial statement results attributable to the LLC. The quarterly information presented for the quarter ended December 30, 2014 reflects the consolidated financial statement results of the Company. Certain totals will not sum exactly due to rounding.
2)	The quarterly information presented for the fiscal year ended December 31, 2013 reflects the consolidated financial statement results entirely attributable to the LLC. Certain totals will not sum exactly due to rounding.
3)	All earnings per share information attributable to these historical periods is not comparable to earnings per share information attributable to the Company after the IPO and, as such, has been omitted.