Form 10-Q
period 2015-03-31
Habit Restaurants, Inc.
filed 2015-05-01
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36749

THE HABIT RESTAURANTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4791171
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17320 Red Hill Avenue, Suite 140, Irvine, CA 92614

(Address of Principal Executive Offices and Zip Code)

(949) 851-8881

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2015, there were 13,765,033 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 12,237,721 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 30, 2014
(amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$53,617	$49,469
Accounts receivable	2,733	3,187
Inventory	850	929
Prepaid expenses	2,506	1,117
Deferred tax assets	446	528

Total current assets	60,152	55,230
Property and equipment, net	65,911	65,668
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	1,671	1,421
Deferred tax assets	13,399	13,836

Total other assets	37,537	37,724

Total assets	$163,600	$158,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,084	$7,036
Employee-related accruals	5,004	3,617
Accrued expenses	3,311	4,218
Income tax payable	161	191
Sales taxes payable	1,950	1,633

Total current liabilities	18,510	16,695
Deferred rent	9,157	8,844
Deemed landlord financing	2,469	2,478
Deferred franchise income	975	950
Amounts payable under Tax Receivable Agreement	12,698	12,698

Total liabilities	43,809	41,665
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 8,974,550 shares issued and outstanding at March 31, 2015.	90	90
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 17,028,204 shares issued and outstanding at March 31, 2015.	170	170
Additional paid-in capital	41,323	41,317
Retained earnings (deficit)	651	(32)

The Habit Restaurants, Inc. stockholders’ equity	42,234	41,545
Non-controlling interests	77,557	75,412

Total stockholders’ equity	119,791	116,957

Total liabilities and stockholders’ equity	$163,600	$158,622

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended
	March 31,	April 1,
	2015	2014
(amounts in thousands except share and per share data)
Revenue	$54,583	$37,756
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	17,869	12,018
Labor and related expenses	16,425	11,356
Occupancy and other operating expenses	7,996	5,947
General and administrative expenses	5,205	3,495
Offering related expenses	483	—
Depreciation and amortization expense	2,667	1,889
Pre-opening costs	323	317
Loss on disposal of assets	13	9

Total operating expenses	50,981	35,031

Income from operations	3,602	2,725
Other expenses
Interest expense	117	231

Income before income taxes	3,485	2,494
Provision for income taxes	519	—

Net income	$2,966	$2,494
Less: net income attributable to non-controlling interests	(2,283)	(2,494)

Net income attributable to Habit Restaurants, Inc.	$683	$—

Net income attributable to Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.08	—
Diluted	$0.08	—
Weighted average shares of Class A common stock outstanding:
Basic	8,974,550	—
Diluted	8,979,230	—

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	13 Weeks Ended
	March 31,	April 1,
	2015	2014
(amounts in thousands)
Cash flows from operating activities:
Net income	$2,966	$2,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,667	1,889
Amortization of financing fees	10	7
Stock-based compensation	213	53
Loss on disposal of assets	13	9
Deferred income taxes	519	—
Deferred rent	(13)	37
Changes in assets and liabilities:
Accounts receivable	781	514
Inventory	79	93
Prepaid expenses	(1,389)	(244)
Deposits	(261)	(130)
Accounts payable	1,107	597
Employee-related accruals	1,387	383
Accrued expenses	62	47
Income taxes payable	(30)	—
Sales taxes payable	317	182

Net cash provided by operating activities	8,428	5,931

Cash flows from investing activities:
Purchase of property and equipment	(3,927)	(3,575)

Net cash used in investing activities	(3,927)	(3,575)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Tax distributions to LLC members	(308)	—
Other distributions to LLC members	(36)	—
Payments on deemed landlord financing	(9)	(7)
Borrowings on long-term debt	—	1,000
Principal payments on long-term debt	—	(405)

Net cash (used in) provided by financing activities	(353)	591

Net change in cash and cash equivalents	4,148	2,947
Cash and cash equivalents, beginning of period	49,469	122

Cash and cash equivalents, end of period	$53,617	$3,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19	$451

Cash paid for income taxes	$30	$—

NON-CASH FINANCING
Unpaid purchase of property and equipment	$1,005	$1,311

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

The condensed consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiary (collectively the “Company”). The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. Our condensed consolidated financial statements for periods prior to the IPO represent the historical operating results and financial position of The Habit Restaurants, LLC. In November 2014, the Company completed its IPO of shares of its Class A common stock. In connection with the IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions in order to reorganize the capital structure in preparation for the IPO. Immediately following the completion of the IPO, The Habit Restaurants, Inc. became the sole managing member of The Habit Restaurants, LLC.

In November 2014, the Company completed its initial public offering. In conjunction with the offering, the following transactions occurred:

•	the investors in the IPO collectively owned 5,750,000 shares of our Class A common stock;

•	the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) collectively held 17,028,204 common units in The Habit Restaurants, LLC (“LLC Units”), representing 65.5% of the economic interest in The Habit Restaurants, LLC;

•	the investors in the initial public offering collectively had 22.1% of the voting power in The Habit Restaurants, Inc.;

•	the Continuing LLC Owners, through their holdings of our Class B common stock, collectively had 65.5% of the voting power in The Habit Restaurants, Inc.;

•	one or more historic investors collectively held 12.4% of our Class A common stock; and

•	The Habit Restaurants, Inc. directly or indirectly held 8,974,550 LLC Units, representing 34.5% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

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

As the sole managing member of The Habit Restaurants, LLC, the Company has the right to determine when distributions will be made to the unit holders of The Habit Restaurants, LLC, and the amount of any such distributions (in each case subject to the requirements with respect to the tax distributions described below). If The Habit Restaurants, Inc. authorizes a distribution, such distribution will be made to the unit holders of The Habit Restaurants, LLC, including The Habit Restaurants, Inc., pro rata in accordance with their respective ownership of the LLC Units (other than, for clarity, certain non-pro rata distributions to us to satisfy certain of our obligations). Notwithstanding the foregoing, The Habit Restaurants, LLC will bear the cost of or reimburse The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc. The Company also entered into a tax receivable agreement (“TRA”). These transactions above are referred to as the “Recapitalization”.

In connection with the Recapitalization and immediately prior to the completion of the IPO, The Habit Restaurants, LLC incurred $30 million of indebtedness under a bridge loan facility provided by California Bank & Trust (the “Bridge Loan”). The Bridge Loan matured two business days from the date that it was funded. The Company made interest payments equal to 30 day LIBOR plus 2.25%. The Habit Restaurants, LLC immediately distributed such funds to its members. The portions received by the Company’s subsidiaries were immediately distributed to the existing owners of The Habit Restaurants, Inc. prior to the completion of the IPO, subject to retention of any reserves for expenses and taxes. Immediately after the IPO, the Company directly or indirectly through its wholly-owned subsidiaries, contributed all of the net proceeds of the IPO to The Habit Restaurants, LLC in exchange for LLC Units from The Habit Restaurants, LLC at a purchase price per unit equal to the IPO price per share of Class A common stock from the IPO net of underwriting discounts. In addition, The Habit Restaurants, LLC used a portion of the net proceeds to repay and extinguish the Bridge Loan.

Immediately after the IPO, the Company became a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income is allocated to holders of LLC Units, including the Company. Accordingly, the Company incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the limited liability company agreement of The Habit Restaurants, LLC (the “LLC Agreement”), The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of its subsidiaries, its cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. In addition to tax expenses, The Habit Restaurants, Inc. will incur expenses related to its operations, plus payments under the TRA, which the Company expects will be significant. The Company intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA.

The Company is headquartered in Irvine, California, and, as of March 31, 2015, managed and operated 113 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah and New Jersey. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts. Under the terms of the Company’s LLC Agreement, no member shall be obligated personally for any debt, obligation, or liability of the Company.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), The Habit Restaurants, LLC began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into two licensing and three franchise agreements through March 31, 2015. The Company opened its first licensed location in fiscal year 2014 and expects to open its first franchised restaurants in 2015.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. It is the Company’s opinion that all adjustments considered necessary for the fair presentation of its results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2014, included in our annual report on Form 10-K. The Company uses a 52 or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2014, which ended on December 30, 2014, was a 52-week fiscal year. Fiscal year 2015 is a 52-week fiscal year.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying condensed consolidated financial statements include the accounts of The Habit Restaurants, Inc., The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the IPO, The Habit Restaurants, Inc. had no operations other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of March 31, 2015, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with a major financial institution. At March 31, 2015 and December 30, 2014 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling interests— The non-controlling interests on the condensed consolidated statement of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) cash consideration or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of and for the 13 weeks ended March 31, 2015, the non-controlling interest was 65.5%. There was no non-controlling interest for the 13 weeks ended April 1, 2014 because the Company operated as The Habit Restaurants, LLC during that period and The Habit Restaurants, Inc. was not formed at that time.

Net income attributable to non-controlling interests is computed as follows (dollar amounts in thousands):

13 Weeks Ended March 31, 2015
Income before income taxes	$3,485
Non-controlling interests ownership percentage	65.5%
Net income attributable to non-controlling interests	$2,283

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the period ending March 31, 2015:

(amounts in thousands, except share and per share data)	13 Weeks Ended March 31, 2015
Numerator:
Net income attributable to controlling and non-controlling interests	$2,966
Less: net income attributable to non-controlling interests	2,283

Net income attributable to Habit Restaurants, Inc.	$683

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	8,974,550
Diluted	8,979,230

Net income attributable to Habit Restaurants, Inc. per share Class A common stock
Basic	$0.08

Diluted	$0.08

Below is a reconciliation of basic and diluted share counts
Basic	8,974,550
Dilutive effect of stock options	4,680

Diluted	8,979,230

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if converted method. The potential impact of the exchange of the 17,028,204 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

The Company completed its IPO on November 25, 2014. Since that date, the Company has consolidated its results into the results of The Habit Restaurants, LLC. As a result, only the net income attributable to the Company’s controlling interest from the period subsequent to the IPO is considered in the earnings per share calculation.

As of March 31, 2015, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 16,667 had been granted as of March 31, 2015. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of the adoption of this standard on its consolidated results of operation and financial position, as well as which transition approach to use.

Note 3—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	13 Weeks Ended
	March 31, 2015	December 30, 2014
Leasehold improvements	$46,895	$44,779
Equipment	23,287	22,125
Furniture and fixtures	15,410	14,945
Buildings under deemed landlord financing	2,548	2,548
Smallwares	871	831
Vehicles	687	686
Construction in progress	2,588	3,469

	92,286	89,383
Less: Accumulated depreciation and amortization	(26,375)	(23,715)

	$65,911	$65,668

Depreciation expense was approximately $2,667,000 and $1,889,000 for the 13 weeks ended March 31, 2015 and April 1, 2014, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of seven buildings under deemed landlord financing as of March 31, 2015 and December 30, 2014, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 4—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 13 weeks ended March 31, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

The income tax provision reflects a tax rate of 14.9% for the 13 weeks ended March 31, 2015. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 43.18% if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the first quarter of 2014. As a result of the recapitalization and the IPO that occurred in the fiscal year ended 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.

In connection with the IPO that occurred in the fiscal year ended 2014, the Company entered into a Tax Receivable Agreement (“TRA”). Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the Company’s balance sheet.

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and the Company expects that the payments it will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize all tax benefits that are subject to the TRA, the Company expects that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the follow-on offering on April 15, 2015 and the IPO (not taking into account any other exchanges) would aggregate to approximately $104.2 million, based on an assumed public offering price of $30.96 per share. Under such scenario the Company would be required to pay the other parties to the TRA approximately 85% of such amount, or $88.6 million (not taking into account any additional liability expected to arise under the TRA as a result of other exchanges), based on an assumed public offering price of $30.96 per share. The actual amounts may materially differ from these hypothetical amounts.

The Habit Restaurants, Inc. files, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. The federal statute of limitations for certain corporate entities acquired by The Habit Restaurants, Inc. remain open for the tax years 2008 and forward as a result of net operating losses generated within those years. The statute of limitations for state and local jurisdictions generally remain open for tax years 2010 and forward.

Note 5—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25%. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of March 31, 2015, there were no borrowings outstanding against the Credit Facility.

The long-term debt is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of March 31, 2015, the Company was in compliance with all covenants.

Note 6—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2015 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of March 31, 2015, the Company had approximately $3.2 million in such commitments related to new restaurants.

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

Note 7—Management Incentive Plans

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards will be granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan will also permit grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options. No awards may be granted under the plan after November 19, 2024.

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

Compensation expense related to incentive stock options issued under the 2014 Omnibus Incentive Plan was $7,000 for the 13 weeks ended March 31, 2015.

The following table sets forth information about the fair value of the stock option grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Options	Weighted Average Exercise Price
Beginning Balance at December 30, 2014	16,667	$18.00
Granted	—
Forfeitures	—
Exercised	—
Exchanged	—

Ending Balance at March 31, 2015	16,667	$18.00

As of March 31, 2015, there was approximately $74,000 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over future years.

The stock-based compensation expense related to units issued under The Habit Restaurants, LLC Management Incentive Plan for the 13 weeks ended March 31, 2015 and April 1, 2014 amounted to $206,000 and $53,000, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of income. In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units with an amount of vested and unvested common units of The Habit Restaurants, LLC, respectively. As of March 31, 2015 there was approximately $3.1 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over future years.

Note 8—Subsequent Events

On April 9, 2015, the Company priced a follow-on offering of its Class A common stock pursuant to a Registration Statement (File No. 333-202706), that was declared effective on April 9, 2015. The offering closed on April 15, 2015.

Under the Registration Statement, certain of the Company’s stockholders sold 5,750,000 shares of our Class A common stock at a price of $30.96 per share. As part of the follow-on offering, 4,790,483 LLC units, with a corresponding number of shares of Class B common stock, were exchanged and cancelled for shares of Class A common stock that were then sold on the open market. This included 750,000 shares issued and sold by the selling stockholders pursuant to an option granted to the underwriters, which was exercised concurrently with the completion of the follow-on offering. Piper Jaffray & Co., Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC acted as representatives of the underwriters for the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company did not receive any proceeds from the sale of the Class A common stock by the selling stockholders. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders. The costs related to the follow-on offering incurred by the Company through March 31, 2015 were approximately $483,000 and are included in the accompanying condensed consolidated statement of income for the 13 weeks ended March 31, 2015. The Company estimates total costs related to this offering will be approximately $813,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively representing a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its consolidated subsidiaries. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2014 (our “Annual Report”) and those set forth under “Cautionary Note Regarding Forward-Looking Statements” contained in this report.

We operate on a 52- or 53-week fiscal year that ends on the last Tuesday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2014 fiscal year consisted of 52 weeks and our 2015 fiscal year will consist of 52 weeks.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of March 31, 2015, we had 114 locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 114 restaurants in 10 markets in four states as of March 31, 2015, including licensed locations (excluding the five licensed locations in Santa Barbara County, California). We opened four restaurants in the first quarter of 2015, and we expect to open a total of 26 to 28 company-owned restaurants and three to five franchised/licensed locations in 2015. As of March 31, 2015, we had one licensed restaurant located on the campus of The University of Southern California. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

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

Pursuant to and subject to the terms of the LLC Agreement, the Continuing LLC Owners will have the right, from and after the expiration of certain lock-up agreements, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any Continuing LLC Owner exchanges its LLC Units, The Habit Restaurants, Inc.’s interest in The Habit Restaurants, LLC will increase. The LLC Agreement also provides that a Continuing LLC Owner will not have the right to exchange LLC Units if, among other things, we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. We may impose additional restrictions on exchange that we determine to be necessary or advisable to prevent The Habit Restaurants, LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. When a holder exchanges LLC Units and an equal number of shares of Class B common stock for shares of Class A common stock, because The Habit Restaurants, Inc. acquires additional LLC Units in connection with such exchange, the number of LLC Units held by The Habit Restaurants, Inc. will correspondingly increase, and such shares of Class B common stock will be cancelled. As noted above, each of the Continuing LLC Owners also holds a number of shares of our Class B common stock equal to the number of LLC Units held by such person. Although shares of Class B common stock have no economic rights, they give holders voting power at The Habit Restaurants, Inc., the managing member of The Habit Restaurants, LLC, at a level that is consistent with their overall equity ownership of our business. Under our amended and restated certificate of incorporation, each share of Class B common stock is entitled to one vote. Accordingly, the voting power afforded to the Continuing LLC Owners by their shares of Class B common stock is automatically and correspondingly reduced as they exchange LLC Units and Class B common stock for shares of our Class A common stock pursuant to the LLC Agreement. Additionally, the voting power afforded to such Continuing LLC Owners will correspondingly increase as a result of the issuance of Class A common stock. Therefore, as a result of these transactions (and without taking into account any subsequent sale of shares of Class A common stock issued pursuant to the LLC Agreement), the voting power will effectively remain unchanged.

Key Measures We Use to Evaluate Our Performance

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are revenue, comparable restaurant sales growth, restaurant contribution and number of new restaurant openings.

Revenue

Revenue consists of sales of food and beverages in company-owned restaurants and mobile event based catering trucks, net of promotional allowances and employee meals. Several factors impact our revenue in any period, including the number of restaurants in operation and per restaurant sales.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2010, 2011,

2012, 2013 and 2014 there were 21, 30, 36, 51 and 68 company-owned restaurants, respectively, in our comparable restaurant base and as of the end of the 13 weeks ended March 31, 2015 there were 72 company-owned restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	opening of new restaurants in the vicinity of existing locations;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	pricing;

•	customer traffic;

•	per customer spend and average transaction amount;

•	local competition;

•	marketing and promotional efforts;

•	introduction of new menu items; and

•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable restaurant sales growth since 2010:

	Fiscal Year 2010				Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	5.9%	3.5%	5.8%	6.5%	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%
Comparable Restaurants	20	20	21	21	22	24	28	30	31	33	34	36

	Fiscal Year 2013				Fiscal Year 2014				13 Weeks Ended March 31, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Comparable Restaurant Sales Growth	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%
Comparable Restaurants	39	45	47	51	56	60	66	68	72

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

Number of New Restaurant Openings

The number of company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2012, 2013 and 2014, respectively and for the 13 weeks ended March 31, 2015.

	13 Weeks Ended	Fiscal Year Ended
	March 31, 2015	2014	2013	2012
Company-owned restaurant base
Beginning of period	109	85	63	46
Openings	4	24	22	17
Restaurants at end of period	113	109	85	63
Franchised/licensed retaurants(1)
Beginning of period	1	—	—	—
Openings	—	1	—	—
Restaurants at end of period	1	1	—	—
Total restaurants
Beginning of period	110	85	63	46
Openings	4	25	22	17
Restaurants at end of period	114	110	85	63
Year-over-year growth
Total restaurants		29.4%	34.9%	37.0%

(1)	Does not include the five licensed locations in Santa Barbara County, California

EBITDA and Adjusted EBITDA

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended
	March 31, 2015	April 1, 2014
(amounts in thousands)
Net income	$2,966	$2,494
Non-GAAP adjustments:
Provision for income taxes	519	—
Interest expense, net	117	231
Depreciation and amortization	2,667	1,889

EBITDA	6,269	4,613

Stock-based compensation expense(a)	213	53
Management fees(b)	—	40
Loss on disposal of assets(c)	13	9
Pre-opening costs(d)	323	317
Offering related costs(e)	483	—

Adjusted EBITDA	$7,301	$5,033

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)	Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and opening date of our restaurants.
(e)	Costs associated with follow-on offering of our Class A common stock completed on April 15, 2015.

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on From 10-K for the fiscal year ended December 30, 2014.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC. The provision for income taxes in the accompanying condensed consolidated statement of income for the 13 weeks ended March 31, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

The income tax provision reflects a tax rate of 14.9% for the 13 weeks ended March 31, 2015. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 43.18% if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the first quarter of 2014. As a result of the recapitalization and IPO that occurred in the fiscal year ended 2014, our allocable share of the taxable income of The Habit Restaurants, LLC is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014, which if recognized would have a favorable impact on the effective income tax rate. There was no significant change in the Company’s gross unrecognized tax benefits during the 13 weeks ended March 31, 2015. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying condensed consolidated statements of income. No interest or penalties were accrued as of December 30, 2014 or March 31, 2015.

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

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and the Company expects that the payments it will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize all tax benefits that are subject to the TRA, the Company expects that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the follow-on offering on April 15, 2015 and the IPO (not taking into account any other exchanges) would aggregate to approximately $104.2 million, based on an assumed public offering price of $30.96 per share. Under such scenario the Company would be required to pay the other parties to the TRA approximately 85% of such amount, or $88.6 million (not taking into account any additional liability expected to arise under the TRA as a result of other exchanges), based on an assumed public offering price of $30.96 per share. The actual amounts may materially differ from these hypothetical amounts.

Pursuant to the LLC Agreement, the Continuing LLC Owners will have the right, from and after the expiration of the lock-up agreements described below, to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

Results of Operations

Thirteen Weeks Ended March 31, 2015 Compared to Thirteen Weeks Ended April 1, 2014

The following table presents selected consolidated comparative results of operations for the 13 weeks ended March 31, 2015 compared to the 13 weeks ended April 1, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to exactly 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands, operating results are presented as a % of restaurant revenue)	March 31, 2015		April 1, 2014		$	%
Revenue
Restaurant revenue	$54,565	100.0%	$37,725	99.9%	$16,840	44.6%
Franchise/license revenue	18	0.0%	31	0.1%	(13)	-41.9%

Total revenue	54,583	100.0%	37,756	100.0%	16,827	44.6%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	17,869	32.7%	12,018	31.9%	5,851	48.7%
Labor and related expenses	16,425	30.1%	11,356	30.1%	5,069	44.6%
Occupancy and other operating expenses	7,996	14.7%	5,947	15.8%	2,049	34.5%
General and administrative expenses	5,205	9.5%	3,495	9.3%	1,710	48.9%
Offering related expenses	483	0.9%	—	0.0%	483	*
Depreciation and amortization expense	2,667	4.9%	1,889	5.0%	778	41.2%
Pre-opening costs	323	0.6%	317	0.8%	6	1.9%
Loss on disposal of assets	13	0.0%	9	0.0%	4	44.4%

Total operating expenses	50,981	93.4%	35,031	92.9%	15,950	45.5%

Income from operations	3,602	6.6%	2,725	7.2%	877	32.2%
Other expenses
Interest expense	117	0.2%	231	0.6%	(114)	-49.4%
Income before income taxes	3,485	6.4%	2,494	6.6%	991	39.7%
Provision for income taxes	519	1.0%	—	0.0%	519	*

Net income	$2,966	5.4%	$2,494	6.6%	$472	18.9%

*	Not calculable

Restaurant revenue. Restaurant revenue increased $16.8 million, or 44.6%, for the 13 weeks ended March 31, 2015 as compared to the 13 weeks ended April 1, 2014, primarily due to a $1.9 million increase in sales from new restaurants which were opened in the current period and an $11.1 million increase in sales from restaurants open for all of the 2015 period that were not open for all of the 2014 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $3.8 million, or 12.6%, in first quarter of 2015 as compared to the comparable 2014 period. Comparable restaurant sales growth was primarily due to an increase in traffic of 6.8% and an increase in average transaction amount of 5.8% in first quarter of 2015 as compared to the first quarter of 2014.

Franchise/license revenue. Franchise/license revenue was $18,000 for the 13 weeks ended March 31, 2015 compared to $31,000 for the comparable 2014 period. The amount in the prior period was higher as we opened our first licensed location in January 2014 and recognized $15,000 in franchise fee revenue during that period.

Food and paper costs. Food and paper costs increased $5.9 million, or 48.7%, for first quarter of 2015 as compared to the comparable 2014 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased to 32.7% in the first quarter of 2015 from 31.9% in prior year quarter. This increase was primarily driven by food cost inflation, with increases in protein and produce costs.

Labor and related expenses. Labor and related expenses increased $5.1 million, or 44.6%, for the 13 weeks ended March 31, 2015 as compared to the comparable 2014 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses remained flat at 30.1% in the first quarter of 2015 compared to the comparable quarter of 2014. Labor costs were flat primarily due to leverage gained from sales increases which was offset by wage rate increases for hourly employees.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.0 million, or 34.5%, for the first quarter of 2015 as compared to the comparable period in 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased to 14.7% in the first quarter of 2015 from 15.8% in first quarter of 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $1.7 million, or 48.9%, for the first quarter of 2015 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $0.7 million. As a percentage of revenue, general and administrative expenses increased to 9.5% in the first quarter of 2015 from 9.3% in the prior year, primarily due to the items mentioned above.

Offering related expenses. There were $0.5 million in expenses in the current quarter related to the follow-on offering of the Company’s Class A common stock that was completed on April 15, 2015. There were no offering related expenses in the corresponding 2014 period.

Depreciation and amortization expenses. Depreciation and amortization increased $0.8 million, or 41.2%, for first quarter of 2015 as compared to prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization decreased slightly to 4.9% in first quarter of 2015 from 5.0% in the prior year quarter.

Pre-opening costs. Pre-opening costs remained flat at $0.3 million for the first quarter of 2015 as compared to the prior year quarter. The company opened four new company-owned restaurants in the first quarter of 2015 compared to three new company-owned restaurants that opened in the first quarter of 2014. As a percentage of revenue, pre-opening costs decreased to 0.6% in the first quarter of 2015, from 0.8% in the prior year quarter.

Interest expense. Interest expense decreased $0.1 million, or 49.4%, for the first quarter of 2015 as compared to the first quarter of 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO. As a percentage of revenue, interest expense decreased to 0.2% in the first quarter of 2015 compared to 0.6% in the 2014 quarter.

Provision for income taxes. Income tax expense was $0.5 million for the first quarter of 2015. There was no provision for income taxes for first quarter of 2014 because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

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

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and the Company expects that the payments it will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize all tax benefits that are subject to the TRA, the Company expects that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the follow-on offering on April 15, 2015 and the IPO (not taking into account any other exchanges) would aggregate to approximately $104.2 million, based on an assumed public offering price of $30.96 per share. Under such scenario the Company would be required to pay the other parties to the TRA approximately 85% of such amount, or $88.6 million (not taking into account any additional liability expected to arise under the TRA as a result of other exchanges), based on an assumed public offering price of $30.96 per share. The actual amounts may materially differ from these hypothetical amounts.

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

The material changes in working capital from March 31, 2015 to December 30, 2014 were comprised of a $4.9 million increase in current assets and a $1.8 million increase in current liabilities. The increase in current assets was primarily due to a $4.1 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses, combined with an increase in prepaid expenses of $1.4 million due to the timing of rent payments partially offset by a $0.5 million decrease in accounts receivable which is primarily due to receipts of tenant improvement allowances from our landlords. The increase in current liabilities was primarily due to higher employee-related accruals of $1.4 million which were primarily due to the timing of our pay dates.

	13 Weeks Ended
(amounts in thousands)	March 31, 2015	April 1, 2014
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$8,428	$5,931
Net cash used in investing activities	(3,927)	(3,575)
Net cash (used in) provided by financing activities	$(353)	$591

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $2.5 million to $8.4 million for the 13 weeks ended March 31, 2015 from $5.9 million for the previous year quarter ended April 1, 2014. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $1.9 million.

In addition, cash increased for the 13 weeks ended March 31, 2015 compared to the period ended April 1, 2014 due to a $1.5 million increase in accounts payable and employee-related accruals which was primarily driven by the timing of payments. This increase was partially offset by a $1.1 million change in prepaid expenses which is primarily driven by the timing of rent payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.3 million to $3.9 million for the 13 weeks ended March 31, 2015 from $3.6 million for the quarter ended April 1, 2014. The increase was primarily due to construction costs for four new company-owned restaurants opened during the 13 weeks ended March 31, 2015 compared to three new company-owned restaurants that opened during the prior year quarter, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.4 million for the 13 weeks ended March 31, 2015 compared to $0.6 million cash provided by financing activities for the prior year quarter ended April 1, 2014. This change was primarily due to a net increase in borrowings of $0.6 million in the prior period that did not recur in the current period and also by tax distributions to LLC members of $0.3 million that were made in the current period.

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

As of March 31, 2015, we had no outstanding debt under the credit facility.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under our registration statement.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of March 31, 2015, we had no outstanding borrowings.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.  There have been no material changes to our Risk Factors as previously reported.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the past two years, The Habit Restaurants, LLC, issued unregistered securities to its directors, officers, employees and consultants as set forth below.

Class C Units

Prior to the Recapitalization, in fiscal year 2014, we issued 14,574 Class C units of The Habit Restaurants, LLC to our directors, officers, employees and consultants. In each case, once vested, the Class C units were convertible to Class A units of The Habit Restaurants, LLC at a conversion price ranging from $405 to $544 per Class A unit. All such Class C units and Class A units have been converted to common units in connection with the Recapitalization. Those units that have not yet vested remain subject to vesting.

These Class C units were issued in transactions exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act. The Habit Restaurants, LLC only received proceeds upon the conversion of the Class C units to Class A units.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On November 19, 2014, we priced the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-199394), that was declared effective on November 19, 2014. The offering closed on November 25, 2014.

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

On April 15, 2015, we completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share, which included 750,000 shares sold to the underwriters pursuant to their over-allotment option. As part of the follow-on offering, 4,790,483 LLC units, with a corresponding number of shares of Class B common stock, were exchanged and cancelled for shares of Class A common stock that were then sold on the open market. All of the shares in the offering were offered by selling stockholders. We did not receive any proceeds from the offering. The costs related to the follow-on offering incurred by the Company through March 31, 2015 were approximately $483,000 and are included in the accompanying condensed consolidated statement of income for the 13 weeks ended March 31, 2015. The Company estimates total costs related to this offering will be approximately $813,000.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

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

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

May 1, 2015	/s/ Ira Fils
Date	Ira Fils Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)