Form 10-Q/A
period 2015-03-31
Habit Restaurants, Inc.
filed 2015-05-29
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015, is to furnish Exhibit 101, which provides certain items from the report in eXtensible Business Reporting Language (“XBRL”), within 30 days of the original filing date of the report, as permitted by Rule 405(a)(2)(ii) of Regulation S-T (17 C.F.R. § 232.405). We have made no other changes to the report, and this amendment does not reflect any events subsequent to the original filing, nor modify or update the report’s disclosures in any way.

Item 6.	Exhibits.

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-36749	May 1, 2015	31.1

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-36749	May 1, 2015	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-36749	May 1, 2015	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-36749	May 1, 2015	32.2

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Pursuant to Rule 406T of Regulation S-T (17 C.F.R. § 232.406T), this interactive data file is deemed furnished, not filed. It is deemed not to be part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

May 29, 2015	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)

4