Form 10-Q
period 2015-06-30
Habit Restaurants, Inc.
filed 2015-08-06
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 6, 2015, there were 13,759,754 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 12,241,482 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 30, 2014
(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$52,435	$49,469
Accounts receivable	2,895	3,187
Inventory	901	909
Prepaid expenses	2,461	1,117
Deferred tax assets	481	528

Total current assets	59,173	55,210

Property and equipment, net	69,292	65,668
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	1,788	1,441
Deferred tax assets	95,950	13,836

Total long-term assets	189,497	103,412

Total assets	$248,670	$158,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,439	$7,036
Employee-related accruals	4,050	3,617
Accrued expenses	4,615	4,218
Income tax payable	97	191
Sales taxes payable	1,312	1,633
Deferred franchise income	305	55

Total current liabilities	17,818	16,750

Deferred rent	10,170	8,844
Deemed landlord financing	2,460	2,478
Deferred franchise income	670	895
Amounts payable under Tax Receivable Agreement	88,551	12,698

Total liabilities	119,669	41,665

Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 13,759,754 shares issued and outstanding at June 30, 2015 and 8,974,550 shares issued and outstanding at December 30, 2014.	138	90
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 12,241,482 shares issued and outstanding at June 30, 2015 and 17,028,204 shares issued and outstanding at December 30, 2014.	122	170
Additional paid-in capital	71,058	41,317
Retained earnings (deficit)	1,329	(32)

The Habit Restaurants, Inc. stockholders’ equity	72,647	41,545
Non-controlling interests	56,354	75,412

Total stockholders’ equity	129,001	116,957

Total liabilities and stockholders’ equity	$248,670	$158,622

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
(amounts in thousands except share and per share data)
Revenue	$56,730	$41,514	$111,313	$79,271
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	18,160	14,155	36,029	26,174
Labor and related expenses	16,950	12,197	33,374	23,553
Occupancy and other operating expenses	8,608	6,379	16,604	12,326
General and administrative expenses	5,716	3,925	10,921	7,420
Offering related expenses	651	—	1,134	—
Depreciation and amortization expense	2,660	1,942	5,327	3,831
Pre-opening costs	383	337	707	654
Loss on disposal of assets	20	31	34	39

Total operating expenses	53,148	38,966	104,130	73,997

Income from operations	3,582	2,548	7,183	5,274
Other expenses
Interest expense, net	115	245	232	477

Income before income taxes	3,467	2,303	6,951	4,797
Provision for income taxes	1,048	—	1,567	—

Net income	$2,419	$2,303	$5,384	$4,797
Less: net income attributable to non-controlling interests	(1,741)	(2,303)	(4,023)	(4,797)

Net income attributable to The Habit Restaurants, Inc.	$678	$—	$1,361	$—

Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.05	—	$0.12	—
Diluted	$0.05	—	$0.12	—
Weighted average shares of Class A common stock outstanding:
Basic	13,286,492	—	11,130,521	—
Diluted	13,295,283	—	11,137,091	—

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B		Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts
Stockholders’ equity (deficit) at December 30, 2014	8,974,550	$90	17,028,204	$170	$41,317	$(32)	$75,412	$116,957
Net income	—	—	—	—	—	1,361	4,023	5,384
Deferred tax assets	—	—	—	—	7,781	—	—	7,781
Tax distributions	—	—	—	—	—	—	(1,570)	(1,570)
Other distributions	—	—	—	—	—	—	(60)	(60)
Follow-on offering	4,785,204	48	(4,785,204)	(48)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,946	—	(21,946)	—
Forfeiture of Class B common stock	—	—	(1,518)	—	—	—	—	—
Stock-based compensation	—	—	—	—	14	—	495	509

Stockholders’ equity at June 30, 2015	13,759,754	$138	12,241,482	$122	$71,058	$1,329	$56,354	$129,001

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	26 Weeks Ended
	June 30, 2015	July 1, 2014
(amounts in thousands)
Cash flows from operating activities:
Net income	$5,384	$4,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,327	3,831
Amortization of financing fees	21	9
Stock-based compensation	509	111
Loss on disposal of assets	34	39
Deferred income taxes	1,567	—
Deferred rent	17	61
Changes in assets and liabilities:
Accounts receivable	1,476	1,053
Inventory	8	(36)
Prepaid expenses	(1,344)	(469)
Deposits	(368)	(201)
Accounts payable	374	1,083
Employee-related accruals	433	(192)
Accrued expenses	862	145
Income taxes payable	(94)	—
Sales taxes payable	(321)	(329)

Net cash provided by operating activities	13,885	9,902

Cash flows from investing activities:
Purchase of property and equipment	(9,270)	(8,579)

Net cash used in investing activities	(9,270)	(8,579)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Tax distributions to LLC members	(1,570)	(530)
Other distributions to LLC members	(60)	—
Payments on deemed landlord financing	(19)	(12)
Borrowings on long-term debt	—	1,000
Principal payments on long-term debt	—	(1,107)

Net cash used in financing activities	(1,649)	(646)

Net change in cash and cash equivalents	2,966	677
Cash and cash equivalents, beginning of period	49,469	122

Cash and cash equivalents, end of period	$52,435	$799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$40	$451

Cash paid for income taxes	$94	$—

NON-CASH FINANCING
Unpaid purchase of property and equipment	$286	$1,204

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

The condensed consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiary (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Company is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. Our condensed consolidated financial statements for periods prior to the IPO represent the historical operating results and financial position of The Habit Restaurants, LLC. In November 2014, the Company completed its IPO of shares of its Class A common stock.

In November 2014, the Company completed its initial public offering of 5,750,000 shares of Class A common stock, for net proceeds of $92.3 million. After the completion of the initial public offering:

•	The public investors collectively had 22.1% of the voting power in The Habit Restaurants, Inc.;

•	the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), through their holdings of our Class B common stock, collectively had 65.5% of the voting power in The Habit Restaurants, Inc.;

•	The Habit Restaurants, Inc. directly or indirectly held 8,974,550 common units in The Habit Restaurants, LLC (“LLC Units”), representing 34.5% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

In April 2015, the Company completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share. As part of the follow-on offering, 4,785,204 LLC units, with a corresponding number of shares of Class B common stock, were exchanged and cancelled for shares of Class A common stock that were then sold on the open market. All of the shares in the offering were offered by selling stockholders, the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders. Upon completion of this follow-on offering:

•	the public collectively owned 11,500,000 shares of our Class A common stock;

•	the Continuing LLC Owners collectively held 12,243,000 LLC Units in The Habit Restaurants, LLC, representing 47.1% of the economic interest in The Habit Restaurants, LLC;

•	the public shareholders collectively had 44.2% of the voting power in The Habit Restaurants, Inc.;

•	the Continuing LLC Owners, through their holdings of our Class B common stock, collectively had 47.1% of the voting power in The Habit Restaurants, Inc.;

•	one or more historic investors collectively held 8.7% voting power in The Habit Restaurants, Inc.; and

•	Affiliates of KarpReilly, LLC (“KarpReilly”), beneficially owned approximately 16.4% of our outstanding Class A common stock and 62.8% of our outstanding Class B common stock, which aggregated to 38.2% of our voting power. Upon the completion of the follow-on offering, because affiliates of KarpReilly collectively owned less than 50% of the total voting power of our common stock, we are no longer a “controlled company” within the meaning of the Nasdaq listing standards.

•	The Habit Restaurants, Inc. directly or indirectly held 13,759,754 LLC Units, representing 52.9% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

The Habit Restaurants, LLC limited liability company agreement was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units and corresponding Class B common stock continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

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

The Company is headquartered in Irvine, California, and, as of June 30, 2015, managed and operated 117 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey and Florida. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts. Under the terms of the Company’s LLC Agreement, no member shall be obligated personally for any debt, obligation, or liability of the Company.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), The Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and three franchise agreements through June 30, 2015. The Company opened its first licensed location in fiscal year 2014 and expects to open its first franchised restaurants in 2015.

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

Reclassifications—Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported net income, earnings per share, or stockholders’ equity.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 30, 2015, the Company maintained approximately $17 million of its day-to-day operating cash balances with a major financial institution. The remaining $35 million is invested with a major financial institution and consists entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. The Company had no investments in U.S. Treasury instruments at December 30, 2014. At June 30, 2015 and December 30, 2014 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair value measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

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

Non-controlling interests—The non-controlling interests on the condensed consolidated statement of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. There was no non-controlling interest for the 26 weeks ended July 1, 2014 because the Company operated as The Habit Restaurants, LLC during that period and The Habit Restaurants, Inc. was not formed at the time. As of June 30, 2015 and December 30, 2014, the non-controlling interest was 47.1% and 65.5%, respectively. The percentages calculated below represent the average non-controlling interests ownership during the periods stated.

Net income attributable to non-controlling interests is computed as follows (dollar amounts in thousands):

	13 Weeks Ended June 30, 2015	26 Weeks Ended June 30, 2015
Income before income taxes	$3,467	$6,951
Non-controlling interests ownership percentage	50.2%	57.9%
Net income attributable to non-controlling interests	$1,741	$4,023

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 26-week periods ended June 30, 2015:

(amounts in thousands, except share and per share data)	13 Weeks Ended June 30, 2015	26 Weeks Ended June 30, 2015
Numerator:
Net income attributable to controlling and non-controlling interests	$2,419	$5,384
Less: net income attributable to non-controlling interests	$(1,741)	$(4,023)

Net income attributable to The Habit Restaurants, Inc.	$678	$1,361

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	13,286,492	11,130,521
Diluted	13,295,283	11,137,091
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.05	$0.12
Diluted	$0.05	$0.12
Below is a reconciliation of basic and diluted share counts
Basic	13,286,492	11,130,521
Dilutive effect of stock options	8,791	6,570

Diluted	13,295,283	11,137,091

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if converted method. The potential impact of the exchange of the 12,241,482 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

The Company completed its IPO on November 25, 2014. Since that date, the Company has consolidated its results into the results of The Habit Restaurants, LLC. As a result, only the net income attributable to the Company’s controlling interest from the period subsequent to the IPO is considered in the earnings per share calculation.

As of June 30, 2015, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 199,436 had been granted as of June 30, 2015. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method.

Recent Accounting Pronouncements—In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of the adoption of this standard on its consolidated results of operation and financial position, as well as which transition approach to use.

Note 3—Fair Value Measurements

Fair value measurements enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at June 30, 2015 was $35.0 million and the Company classified such investments as Level 1. There were no investments at December 30, 2014.

Note 4—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	June 30, 2015	December 30, 2014
Leasehold improvements	$48,678	$44,779
Equipment	24,090	22,125
Furniture and fixtures	15,756	14,945
Buildings under deemed landlord financing	2,548	2,548
Smallwares	893	831
Vehicles	687	686
Construction in progress	5,631	3,469

	98,283	89,383
Less: Accumulated depreciation and amortization	(28,991)	(23,715)

	$69,292	$65,668

Depreciation expense was approximately $2,660,000 and $1,942,000 and $5,327,000 and $3,831,000 for the 13 and 26 weeks ended June 30, 2015 and July 1, 2014, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of seven buildings under deemed landlord financing as of June 30, 2015 and December 30, 2014, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 5—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 13 and 26 weeks ended June 30, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in the fiscal year ended 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 30.23% and 22.55% for the 13 and 26 weeks ended June 30, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 47.42% for both of the 13 and 26 week periods ended June 30, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the 13 and 26 weeks ended July 1, 2014.

The Habit Restaurants, Inc. files, income tax returns in the U.S. federal jurisdiction and various state jurisdictions and such filings include an amount from The Habit Restaurants, LLC earnings based upon the Company’s ownership. The federal statute of limitations for the Company’s subsidiaries remain open for the tax years 2008 and forward as a result of net operating losses generated within those years. The statute of limitations for state and local jurisdictions generally remain open for tax years 2010 and forward.

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

As of June 30, 2015, the Company recorded a liability of $88,551,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 13 weeks ended June 30, 2015 is a result of the follow-on offering that was completed in April 2015. As of June 30, 2015, the Company estimates that it will not have an amount payable pursuant to the TRA within the next 12-month period.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with the first potential payment becoming due after the filing of the Company’s 2015 federal income tax return, which will be due on September 15, 2016 (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e. payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 6—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25%, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of June 30, 2015, there were no borrowings outstanding against the Credit Facility.

The long-term debt is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of June 30, 2015, the Company was in compliance with all covenants.

Note 7—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2015 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of June 30, 2015, the Company had approximately $4.5 million in such commitments related to new restaurants.

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

Note 8—Management Incentive Plans

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards will be granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan will also permit grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024.

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

Compensation expense related to incentive stock options issued under the 2014 Omnibus Incentive Plan was $92,000 and $98,000 for the 13 and 26 weeks ended June 30, 2015, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of income.

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 13 and 26 weeks ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	16,666	$18.00
Granted	136,094	$32.42
Forfeited	—
Exercised	—

Outstanding and expected to vest at June 30, 2015	152,760	$30.85	9.76	$67,414

Exercisable at June 30, 2015	—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 30, 2015 and multiplying this result by the related number of options outstanding and expected to vest at June 30, 2015. The estimated fair value of the common stock as of June 30, 2015 used in the above calculation was $31.29 per share, the closing price of the Company’s common stock on June 30, 2015, the last trading day of the second quarter.

There was approximately $1.1 million of total unrecognized compensation costs related to options granted under the Plan as of June 30, 2015. That cost is expected to be recognized over future years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 13 and 26 weeks ended June 30, 2015 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	—
Granted	46,676	$32.47
Forfeited	—
Vested	—

Outstanding and expected to vest at June 30, 2015	46,676	$32.47	9.81	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average fair value at grant date from the estimated fair value of the underlying common stock as of June 30, 2015 and multiplying this result by the related number of units outstanding and expected to vest at June 30, 2015. The estimated fair value of the common stock as of June 30, 2015 used in the above calculation was $31.29 per share, the closing price of the Company’s common stock on June 30, 2015, the last trading day of the second quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $1.4 million. That cost is expected to be recognized over future years.

The stock-based compensation expense related to units issued under The Habit Restaurants, LLC Management Incentive Plan for the 13 and 26 weeks ended June 30, 2015 and July 1, 2014 amounted to $206,000 and $58,000 and $412,000 and $111,000, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of income. In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units with an amount of vested and unvested common units of The Habit Restaurants, LLC, respectively. As of June 30, 2015 there was approximately $2.9 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over future years.

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

Overview

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $39 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and is rapidly gaining market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of June 30, 2015, we had 118 locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 118 restaurants in 11 markets in five states as of June 30, 2015, including licensed locations (excluding the five licensed locations in Santa Barbara County, California). We opened eight restaurants from December 31, 2014 through June 30, 2015, and we expect to open a total of 18 to 20 additional company-owned restaurants and three to five franchised/licensed restaurants through the remainder of 2015. As of June 30, 2015, we had one licensed restaurant from which we earn revenue located on the campus of The University of Southern California. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

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

Follow-on Offering

In April 2015, we completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share, which included 750,000 shares sold by the selling stockholders pursuant to an option granted to the underwriters, which was exercised concurrently with the completion of the follow-on offering. As part of the follow-on offering, 4,785,204 LLC Units were exchanged, and a corresponding number of shares of Class B common stock were cancelled, for shares of Class A common stock that were then sold pursuant to the offering. All of the shares in the offering were offered by selling stockholders, and the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders.

Tax Receivable Agreement (“TRA”)

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

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2010, 2011, 2012, 2013 and 2014 there were 21, 30, 36, 51 and 68 company-owned restaurants, respectively, in our comparable restaurant base and as of the end of the 26 weeks ended June 30, 2015 there were 81 company-owned restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	opening of new restaurants in the vicinity of existing locations;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	pricing;

•	customer traffic;

•	per customer spend and average transaction amount;

•	local competition;

•	marketing and promotional efforts;

•	introduction of new menu items; and

•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable restaurant sales growth since 2010:

	Fiscal Year 2010				Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	5.9%	3.5%	5.8%	6.5%	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%
Comparable Restaurants	20	20	21	21	22	24	28	30	31	33	34	36

	Fiscal Year 2013				Fiscal Year 2014				26 Weeks Ended June 30, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Comparable Restaurant Sales Growth	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%
Comparable Restaurants	39	45	47	51	56	60	66	68	72	81

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

Number of New Restaurant Openings

The number of company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2012, 2013 and 2014, respectively and for the 26 weeks ended June 30, 2015.

	26 Weeks Ended	Fiscal Year Ended
	June 30, 2015	2014	2013	2012
Company-owned restaurant base
Beginning of period	109	85	63	46
Openings	8	24	22	17
Restaurants at end of period	117	109	85	63
Franchised/licensed retaurants(1)
Beginning of period	1	—	—	—
Openings	—	1	—	—
Restaurants at end of period	1	1	—	—
Total restaurants
Beginning of period	110	85	63	46
Openings	8	25	22	17
Restaurants at end of period	118	110	85	63
Year-over-year growth
Total restaurants		29.4%	34.9%	37.0%

(1)	Does not include the five licensed locations in Santa Barbara County, California

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, net, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income before interest expense, net, provision for income taxes, depreciation, amortization and certain items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		26 Weeks Ended
Adjusted EBITDA Reconciliation	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
(amounts in thousands)
Net income	$2,419	$2,303	$5,384	$4,797
Non-GAAP adjustments:
Provision for income taxes	1,048	—	1,567	—
Interest expense, net	115	245	232	477
Depreciation and amortization	2,660	1,942	5,327	3,831

EBITDA	6,242	4,490	12,510	9,105

Stock-based compensation expense(a)	297	58	509	111
Management fees(b)	—	40	—	80
Loss on disposal of assets(c)	20	31	34	39
Pre-opening costs(d)	383	337	707	654
Offering related costs(e)	651	—	1,134	—

Adjusted EBITDA	$7,593	$4,956	$14,894	$9,989

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)	Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and opening date of our restaurants.
(e)	Costs associated with public offerings of Class A common stock.

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

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC. The provision for income taxes in the accompanying condensed consolidated statements of income for the 13 and 26 weeks ended June 30, 2015, respectively is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and IPO that occurred in the fiscal year ended 2014, our allocable share of the taxable income of The Habit Restaurants, LLC is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 30.23% and 22.55% for the 13 and 26 weeks ended June 30, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 47.42% for both of the 13 and 26 week periods ended June 30, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the 13 and 26 weeks ended July 1, 2014.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014, which if recognized would have a favorable impact on the effective income tax rate. There was no significant change in the Company’s gross unrecognized tax benefits during the 13 and 26 weeks ended June 30, 2015. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying condensed consolidated statements of income. No interest or penalties were accrued as of December 30, 2014 or June 30, 2015.

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

Pursuant to the LLC Agreement, the Continuing LLC Owners will have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

Results of Operations

Thirteen Weeks Ended June 30, 2015 Compared to Thirteen Weeks Ended July 1, 2014

The following table presents selected consolidated comparative results of operations for the 13 weeks ended June 30, 2015 compared to the 13 weeks ended July 1, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to exactly 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands, operating results are presented as a % of restaurant revenue)	June 30, 2015		July 1, 2014		$	%
Revenue
Restaurant revenue	$56,716	100.0%	$41,503	100.0%	$15,213	36.7%
Franchise/license revenue	14	0.0%	11	0.0%	3	27.3%

Total revenue	56,730	100.0%	41,514	100.0%	15,216	36.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	18,160	32.0%	14,155	34.1%	4,005	28.3%
Labor and related expenses	16,950	29.9%	12,197	29.4%	4,753	39.0%
Occupancy and other operating expenses	8,608	15.2%	6,379	15.4%	2,229	34.9%
General and administrative expenses	5,716	10.1%	3,925	9.5%	1,791	45.6%
Offering related expenses	651	1.1%	—	0.0%	651	*
Depreciation and amortization expense	2,660	4.7%	1,942	4.7%	718	37.0%
Pre-opening costs	383	0.7%	337	0.8%	46	13.6%
Loss on disposal of assets	20	0.0%	31	0.1%	(11)	-35.5%

Total operating expenses	53,148	93.7%	38,966	93.9%	14,182	36.4%

Income from operations	3,582	6.3%	2,548	6.1%	1,034	40.6%
Other expenses
Interest expense, net	115	0.2%	245	0.6%	(130)	-53.1%
Income before income taxes	3,467	6.1%	2,303	5.5%	1,164	50.5%
Provision for income taxes	1,048	1.8%	—	0.0%	1,048	*

Net income	$2,419	4.3%	$2,303	5.5%	$116	5.0%

*	Not calculable

Restaurant revenue. Restaurant revenue increased $15.2 million, or 36.7%, for the 13 weeks ended June 30, 2015 as compared to the 13 weeks ended July 1, 2014, primarily due to a $3.3 million increase in sales from new restaurants which were opened in the current year and an $8.6 million increase in sales from restaurants open for all of the 2015 period that were not open for all of the 2014 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $3.1 million, or 8.9%, in the 13 weeks ended June 30, 2015 as compared to the comparable 2014 period. Comparable restaurant sales growth was primarily due to an increase in traffic of 3.8% and an increase in average transaction amount of 5.1% in the 13 weeks ended June 30, 2015 as compared to the comparable 2014 period.

Franchise/license revenue. Franchise/license revenue was $14,000 for the 13 weeks ended June 30, 2015 compared to $11,000 for the comparable 2014 period. We currently have one licensed location from which we earn revenue that was opened in January 2014.

Food and paper costs. Food and paper costs increased $4.0 million, or 28.3%, for 13 weeks ended June 30, 2015 as compared to the comparable 2014 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 32.0% in the 13 weeks ended June 30, 2015 from 34.1% in the prior year quarter. This decrease was primarily driven by decreases in chicken, other proteins, produce and dairy costs partially offset by higher beef costs in the current period.

Labor and related expenses. Labor and related expenses increased $4.8 million, or 39.0%, for the 13 weeks ended June 30, 2015 as compared to the comparable 2014 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 29.9% in the second quarter of 2015 compared to 29.4% in the comparable quarter of 2014. Labor costs were higher primarily due to wage rate increases for hourly employees.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.2 million, or 34.9%, for the 13 weeks ended June 30, 2015 as compared to the comparable period in 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased to 15.2% in the second quarter of 2015 from 15.4% in second quarter of 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $1.8 million, or 45.6%, for the second quarter of 2015 as compared to the prior year quarter, partially due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $0.7 million. As a percentage of revenue, general and administrative expenses increased to 10.1% in the second quarter of 2015 from 9.5% in the prior year quarter, primarily due to the items mentioned above.

Offering related expenses. Offering related expenses were $0.7 million higher than the prior year. This is primarily due to the follow-on offering of the Company’s Class A common stock that was completed on April 15, 2015. There were no offering related expenses in the corresponding 2014 period.

Depreciation and amortization expenses. Depreciation and amortization increased $0.7 million, or 37.0%, for the second quarter of 2015 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 4.7% in the second quarter of 2015 compared to the comparable quarter of 2014.

Pre-opening costs. Pre-opening costs were $0.4 million for the second quarter of 2015 as compared to $0.3 million in the prior year quarter. The company opened four new company-owned restaurants in the second quarter of 2015 compared to six new company-owned restaurants that opened in the second quarter of 2014. The current period pre-opening costs also includes rent expense for six restaurants set to open compared to three restaurants set to open in the prior year period. As a percentage of revenue, pre-opening costs decreased to 0.7% in the second quarter of 2015, from 0.8% in the prior year quarter.

Interest expense, net. Interest expense, net decreased $0.1 million, or 53.1%, for the second quarter of 2015 as compared to the second quarter of 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO. As a percentage of revenue, interest expense, net decreased to 0.2% in the second quarter of 2015 compared to 0.6% in the 2014 quarter.

Provision for income taxes. Income tax expense was $1.0 million for the second quarter of 2015. There was no provision for income taxes for second quarter of 2014 because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

Twenty Six Weeks Ended June 30, 2015 Compared to Twenty Six Weeks Ended July 1, 2014

The following table presents selected consolidated comparative results of operations for the 26 weeks ended June 30, 2015 compared to the 26 weeks ended July 1, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to exactly 100% due to rounding.

Consolidated Statement of Operations Data:	26 Weeks Ended				Increase / (Decrease)
(amounts in thousands, operating results are presented as a % of restaurant revenue)	June 30, 2015		July 1, 2014		$	%
Revenue
Restaurant revenue	$111,282	100.0%	$79,228	99.9%	$32,054	40.5%
Franchise/license revenue	31	0.0%	43	0.1%	(12)	-27.9%

Total revenue	111,313	100.0%	79,271	100.0%	32,042	40.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	36,029	32.4%	26,174	33.0%	9,855	37.7%
Labor and related expenses	33,374	30.0%	23,553	29.7%	9,821	41.7%
Occupancy and other operating expenses	16,604	14.9%	12,326	15.6%	4,278	34.7%
General and administrative expenses	10,921	9.8%	7,420	9.4%	3,501	47.2%
Offering related expenses	1,134	1.0%	—	0.0%	1,134	*
Depreciation and amortization expense	5,327	4.8%	3,831	4.8%	1,496	39.0%
Pre-opening costs	707	0.6%	654	0.8%	53	8.1%
Loss on disposal of assets	34	0.0%	39	0.0%	(5)	-12.8%

Total operating expenses	104,130	93.6%	73,997	93.4%	30,133	40.7%

Income from operations	7,183	6.5%	5,274	6.7%	1,909	36.2%
Other expenses
Interest expense, net	232	0.2%	477	0.6%	(245)	-51.4%
Income before income taxes	6,951	6.2%	4,797	6.1%	2,154	44.9%
Provision for income taxes	1,567	1.4%	—	0.0%	1,567	*

Net income	$5,384	4.8%	$4,797	6.1%	$587	12.2%

*	Not calculable

Restaurant revenue. Restaurant revenue increased $32.1 million, or 40.5%, for the 26 weeks ended June 30, 2015 as compared to the 26 weeks ended July 1, 2014, primarily due to a $5.2 million increase in sales from new restaurants which were opened in the current period and an $19.7 million increase in sales from restaurants open for all of the 2015 period that were not open for all of the 2014 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $6.9 million, or 10.6%, in the 26 weeks ended June 30, 2015 as compared to the comparable 2014 period. Comparable restaurant sales growth was primarily due to an increase in traffic of 5.2% and an increase in average transaction amount of 5.4% in the 26 weeks ended June 30, 2015 as compared to the 26 weeks ended July 1, 2014.

Franchise/license revenue. Franchise/license revenue was $31,000 for the 26 weeks ended June 30, 2015 compared to $43,000 for the comparable 2014 period. The amount in the prior period was higher as we opened our first licensed location from which we earn revenue in January 2014 and recognized $15,000 in franchise fee revenue during that period.

Food and paper costs. Food and paper costs increased $9.9 million, or 37.7%, for the 26 weeks ended June 30, 2015 as compared to the comparable 2014 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 32.4% in the 26 weeks ended June 30, 2015 from 33.0% in prior year period. This decrease was primarily driven by decreases in other proteins and dairy costs partially offset by higher beef costs in the current period.

Labor and related expenses. Labor and related expenses increased $9.8 million, or 41.7%, for the 26 weeks ended June 30, 2015 as compared to the comparable 2014 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 30.0% in the 26 weeks ended June 30, 2015 compared to 29.7% in the comparable period of 2014. Labor costs were higher primarily due to wage rate increases for hourly employees.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $4.3 million, or 34.7%, for the 26 weeks ended June 30, 2015 as compared to the comparable period in 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased to 14.9% in the 26 weeks ended June 30, 2015 from 15.6% in the 26 week period ended July 1, 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $3.5 million, or 47.2%, for the 26 weeks ended June 30, 2015 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $1.4 million. As a percentage of revenue, general and administrative expenses increased to 9.8% in the 26 weeks ended June 30, 2015 from 9.4% in the prior year, primarily due to the items mentioned above.

Offering related expenses. Offering related expenses were $1.1 million higher than the prior year. This is primarily due to the follow-on offering of the Company’s Class A common stock that was completed on April 15, 2015. There were no offering related expenses in the corresponding 2014 period.

Depreciation and amortization expenses. Depreciation and amortization increased $1.5 million, or 39.0%, for the 26 weeks ended June 30, 2015 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 4.8% for the 26 weeks ended June 30, 2015 compared to the prior year period.

Pre-opening costs. Pre-opening costs remained flat at $0.7 million for the 26 weeks ended June 30, 2015 as compared to the prior year period. The company opened eight new company-owned restaurants in the 26 weeks ended June 30, 2015 compared to nine new company-owned restaurants that opened in the 26 weeks ended July 1, 2014. As a percentage of revenue, pre-opening costs decreased to 0.6% in the 26 weeks ended June 30, 2015, from 0.8% in the prior year period.

Interest expense, net. Interest expense, net decreased $0.2 million, or 51.4%, for the 26 weeks ended June 30, 2015 as compared to the 26 weeks ended July 1, 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO. As a percentage of revenue, interest expense, net decreased to 0.2% in the 26 weeks ended June 30, 2015 compared to 0.6% in the 2014 period.

Provision for income taxes. Income tax expense was $1.6 million for the 26 weeks ended June 30, 2015. There was no provision for income taxes for the 2014 period because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

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

The material changes in working capital from June 30, 2015 to December 30, 2014 were comprised of a $4.0 million increase in current assets and a $1.1 million increase in current liabilities. The increase in current assets was primarily due to a $3.0 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses, combined with an increase in prepaid expenses of $1.3 million due to the timing of rent payments. The increase in current liabilities was primarily due to higher employee-related accruals of $0.4 million which were primarily due to the timing of our pay dates and a $0.8 million increase in accounts payable and accrued expenses which is primarily due to the timing of payments.

	26 Weeks Ended
(amounts in thousands)	June 30, 2015	July 1, 2014
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$13,885	$9,902
Net cash used in investing activities	(9,270)	(8,579)
Net cash used in financing activities	$(1,649)	$(646)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $4.0 million to $13.9 million for the 26 weeks ended June 30, 2015 from $9.9 million for the 26 weeks ended July 1, 2014. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $4.0 million.

In addition, cash increased for the 26 weeks ended June 30, 2015 compared to the period ended July 1, 2014 due to a $0.4 million change in accounts receivable. This increase was partially offset by a $0.9 million change in prepaid expenses which is primarily driven by the timing of rent payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.7 million to $9.3 million for the 26 weeks ended June 30, 2015 from $8.6 million for the 26 weeks ended July 1, 2014. The increase was primarily due to construction costs for eight new company-owned restaurants opened during the 26 weeks ended June 30, 2015, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $1.6 million for the 26 weeks ended June 30, 2015 compared to $0.6 million for the prior year period ended July 1, 2014. This change was primarily due to tax distributions to LLC members of $1.6 million that were made in the current period compared to $0.5 million in the prior year period.

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

As of June 30, 2015, we had no outstanding debt under the credit facility.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of June 30, 2015, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Habit Restaurants, Inc.
(Registrant)

August 6, 2015	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)