Form 10-Q
period 2015-09-29
Habit Restaurants, Inc.
filed 2015-11-05
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2015

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

As of November 5, 2015, there were 13,759,754 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 12,241,482 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,
	2015	December 30,
	(Unaudited)	2014
(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$51,755	$49,469
Accounts receivable	4,772	3,187
Inventory	1,063	909
Prepaid expenses	2,964	1,117
Deferred tax assets	—	528
Total current assets	60,554	55,210
Property and equipment, net	75,114	65,668
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,119	1,441
Deferred tax assets	95,726	13,836
Total long-term assets	195,426	103,412
Total assets	$255,980	$158,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,225	$7,036
Employee-related accruals	6,304	3,617
Accrued expenses	5,377	4,218
Income tax payable	97	191
Sales taxes payable	1,885	1,633
Deferred tax liabilities	66	—
Deferred rent	608	383
Deferred franchise income	270	55
Total current liabilities	22,832	17,133
Deferred rent	11,810	8,461
Deemed landlord financing	2,449	2,478
Deferred franchise income	670	895
Amounts payable under Tax Receivable Agreement	88,091	12,698
Total liabilities	125,852	41,665
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 13,759,754 shares issued and outstanding at September 29, 2015 and 8,974,550 shares issued and outstanding at December 30, 2014.	138	90
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 12,241,482 shares issued and outstanding at September 29, 2015 and 17,028,204 shares issued and outstanding at December 30, 2014.	122	170
Additional paid-in capital	71,276	41,317
Retained earnings (deficit)	2,246	(32)
The Habit Restaurants, Inc. stockholders’ equity	73,782	41,545
Non-controlling interests	56,346	75,412
Total stockholders’ equity	130,128	116,957
Total liabilities and stockholders’ equity	$255,980	$158,622

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2015	2014	2015	2014
(amounts in thousands except share and per share data)
Revenue	$58,648	$46,996	$169,961	$126,266
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	18,725	15,754	54,754	41,928
Labor and related expenses	18,292	13,809	51,666	37,362
Occupancy and other operating expenses	9,117	7,159	25,722	19,485
General and administrative expenses	6,104	4,709	17,026	12,129
Offering related expenses	83	445	1,217	445
Depreciation and amortization expense	2,836	2,160	8,163	5,991
Pre-opening costs	635	494	1,342	1,147
Loss on disposal of assets	25	76	58	115
Total operating expenses	55,817	44,606	159,948	118,602
Income from operations	2,831	2,390	10,013	7,664
Other expenses
Interest expense, net	110	279	342	756
Income before income taxes	2,721	2,111	9,671	6,908
Provision for income taxes	522	—	2,089	—
Net income	$2,199	$2,111	$7,582	$6,908
Less: net income attributable to non-controlling interests	(1,281)	(2,111)	(5,304)	(6,908)
Net income attributable to The Habit Restaurants, Inc.	$918	$—	$2,278	$—
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.07	—	$0.19	—
Diluted	$0.07	—	$0.19	—
Weighted average shares of Class A common stock outstanding:
Basic	13,759,754	—	12,006,932	—
Diluted	13,762,934	—	12,013,810	—

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings (deficit)	Non-controlling Interests	Total
Stockholders’ equity (deficit) at December 30, 2014	8,974,550	$90	17,028,204	$170	$41,317	$(32)	$75,412	$116,957
Net income	—	—	—	—	—	2,278	5,304	7,582
Deferred tax assets	—	—	—	—	7,992	—	—	7,992
Tax distributions	—	—	—	—	—	—	(3,038)	(3,038)
Other distributions	—	—	—	—	—	—	(217)	(217)
Follow-on offering	4,785,204	48	(4,785,204)	(48)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,946	—	(21,946)	—
Forfeiture of Class B common stock	—	—	(1,518)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21	—	831	852
Stockholders’ equity at September 29, 2015	13,759,754	$138	12,241,482	$122	$71,276	$2,246	$56,346	$130,128

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	39 Weeks Ended
	September 29,	September 30,
	2015	2014
(amounts in thousands)
Cash flows from operating activities:
Net income	$7,582	$6,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,163	5,991
Amortization of financing fees	31	115
Stock-based compensation	852	304
Loss on disposal of assets	58	115
Deferred income taxes	2,089	—
Deferred rent	184	206
Changes in assets and liabilities:
Accounts receivable	1,678	1,076
Inventory	(154)	(100)
Prepaid expenses	(1,847)	(611)
Deposits and other assets	(710)	(737)
Accounts payable	1,640	1,683
Employee-related accruals	2,686	1,758
Accrued expenses	2,204	795
Income taxes payable	(92)	—
Sales taxes payable	252	357
Net cash provided by operating activities	24,616	17,860
Cash flows from investing activities:
Purchase of property and equipment	(19,046)	(14,935)
Net cash used in investing activities	(19,046)	(14,935)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	111
Tax distributions to LLC members	(3,038)	(530)
Other distributions to LLC members	(217)	—
Payments on deemed landlord financing	(29)	(19)
Borrowings on long-term debt	—	1,000
Financing fees on long-term debt	—	(5)
Principal payments on long-term debt	—	(1,343)
Net cash used in financing activities	(3,284)	(786)
Net change in cash and cash equivalents	2,286	2,139
Cash and cash equivalents, beginning of period	49,469	122
Cash and cash equivalents, end of period	$51,755	$2,261
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$62	$622
Cash paid for income taxes	$94	$—
NON-CASH FINANCING
Unpaid purchase of property and equipment	$1,380	$3,416

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

In November 2014, the Company completed its initial public offering of 5,750,000 shares of Class A common stock, for net proceeds of $92.3 million. In April 2015, the Company completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share. As part of the follow-on offering, 4,785,204 common units in The Habit Restaurants, LLC (“LLC Units”), with a corresponding number of shares of Class B common stock, were exchanged and cancelled for shares of Class A common stock that were then sold on the open market. All of the shares in the offering were offered by selling stockholders, the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders. Upon completion of this follow-on offering:

•	the public shareholders collectively owned 11,500,000 shares of our Class A common stock and collectively had 44.2% of the voting power in The Habit Restaurants, Inc.;
•

the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) collectively held 12,243,000 LLC Units in The Habit Restaurants, LLC, representing 47.1% of the economic interest in The Habit Restaurants, LLC;

•	one or more historic investors collectively held 8.7% voting power in The Habit Restaurants, Inc.; and
•

affiliates of KarpReilly, LLC (“KarpReilly”), beneficially owned approximately 16.4% of our outstanding Class A common stock and 62.8% of our outstanding Class B common stock, which aggregated to 38.2% of our voting power. Upon the completion of the follow-on offering, because affiliates of KarpReilly collectively owned less than 50% of the total voting power of our common stock, the Company was no longer a “controlled company” within the meaning of the Nasdaq listing standards.

•

The Habit Restaurants, Inc. directly or indirectly held 13,759,754 LLC Units, representing 52.9% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

In connection with the reorganization and the Company’s initial public offering (“IPO”), The Habit Restaurants, LLC limited liability company agreement (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units and corresponding Class B common stock continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

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

The Company is headquartered in Irvine, California, and, as of September 29, 2015, managed and operated 124 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey and Florida. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), the Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and three franchise agreements through September 29, 2015. The Company has three licensed locations and one franchise location as of September 29, 2015.

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

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 29, 2015, the Company maintained approximately $9 million of its day-to-day operating cash balances with a major financial institution. The remaining $43 million is invested with a major financial institution and consists entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. The Company had no investments in U.S. Treasury instruments at December 30, 2014. At September 29, 2015 and December 30, 2014 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. There was no non-controlling interest for the 39 weeks ended September 30, 2014 because the Company operated as The Habit Restaurants, LLC during that period. As of September 29, 2015 and December 30, 2014, the non-controlling interest was 47.1% and 65.5%, respectively. The percentages calculated below represent the average non-controlling interests ownership during the periods stated.

Net income attributable to non-controlling interests is computed as follows (dollar amounts in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 29,	September 29,
	2015	2015
Income before income taxes	$2,721	$9,671
Non-controlling interests ownership percentage	47.1%	54.8%
Net income attributable to non-controlling interests	$1,281	$5,304

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 39 week periods ended September 29, 2015:

	13 Weeks Ended	39 Weeks Ended
	September 29,	September 29,
(amounts in thousands, except share and per share data)	2015	2015
Numerator:
Net income attributable to controlling and non-controlling interests	$2,199	$7,582
Less: net income attributable to non-controlling interests	$(1,281)	$(5,304)
Net income attributable to The Habit Restaurants, Inc.	$918	$2,278
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	13,759,754	12,006,932
Diluted	13,762,934	12,013,810
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.07	$0.19
Diluted	$0.07	$0.19
Below is a reconciliation of basic and diluted share counts
Basic	13,759,754	12,006,932
Dilutive effect of stock options	3,180	6,878
Diluted	13,762,934	12,013,810

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

As of September 29, 2015, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 218,186 had been granted as of September 29, 2015. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method.

Recent Accounting Pronouncements— In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at September 29, 2015 was $43.0 million and the Company classified such investments as Level 1. There were no investments at December 30, 2014.

Note 4—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	September 29,	December 30,
	2015	2014
Leasehold improvements	$51,786	$44,779
Equipment	25,660	22,125
Furniture and fixtures	16,609	14,945
Buildings under deemed landlord financing	2,548	2,548
Smallwares	967	831
Vehicles	926	686
Construction in progress	8,259	3,469
	106,755	89,383
Less: Accumulated depreciation and amortization	(31,641)	(23,715)
	$75,114	$65,668

Depreciation expense was approximately $2,836,000 and $2,160,000 and $8,163,000 and $5,991,000 for the 13 and 39 weeks ended September 29, 2015 and September 30, 2014, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of seven buildings under deemed landlord financing as of September 29, 2015 and December 30, 2014, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 5—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 13 and 39 weeks ended September 29, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in the fiscal year ended 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 19.18% and 21.60% for the 13 and 39 weeks ended September 29, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 45.7% for both of the 13 and 39 week periods ended September 29, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the 13 and 39 weeks ended September 30, 2014.

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

The TRA provides that (i) in the event that the Company materially breach the TRA, (ii) if, at any time, the Company elects an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, the Company’s (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that the Company would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The Company’s payment obligations under the TRA with respect to interests in The Habit Restaurants, LLC treated as sold for U.S. federal income tax purposes to the Company in connection with the IPO are calculated based on the IPO price of our Class A common stock net of underwriting discounts.

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

As of September 29, 2015, the Company recorded a liability of $88,091,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 39 weeks ended September 29, 2015 is a result of the follow-on offering that was completed in April 2015. As of September 29, 2015, the Company estimates that it will not have an amount payable pursuant to the TRA within the next 12-month period.

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

Note 6—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of September 29, 2015, there were no borrowings outstanding against the Credit Facility.

The long-term debt is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of September 29, 2015, the Company was in compliance with all covenants.

Note 7—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2015 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of September 29, 2015, the Company had approximately $7.1 million in such commitments related to new restaurants.

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

Compensation expense related to incentive stock options issued under the 2014 Omnibus Incentive Plan was $140,000 and $238,000 for the 13 and 39 weeks ended September 29, 2015, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of income.

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 39 weeks ended September 29, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	16,666	$18.00
Granted	148,594	$32.12
Forfeited	(1,000)	$32.32
Exercised	—
Outstanding and expected to vest at September 29, 2015	164,260	$30.69	9.53	$—
Exercisable at September 29, 2015	—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of September 29, 2015 and multiplying this result by the related number of options outstanding and expected to vest at September 29, 2015. The estimated fair value of the common stock as of September 29, 2015 used in the above calculation was $22.01 per share, the closing price of the Company’s common stock on September 29, 2015, the last trading day of the third quarter.

There was approximately $1.1 million of total unrecognized compensation costs related to options granted under the Plan as of September 29, 2015. That cost is expected to be recognized over a weighted average period of 4.6 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 39 weeks ended September 29, 2015 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	—
Granted	52,926	$32.04
Forfeited	(500)	$32.32
Vested	—
Outstanding and expected to vest at September 29, 2015	52,426	$32.04	9.59	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average fair value at grant date from the estimated fair value of the underlying common stock as of September 29, 2015 and multiplying this result by the related number of units outstanding and expected to vest at September 29, 2015. The estimated fair value of the common stock as of September 29, 2015 used in the above calculation was $22.01 per share, the closing price of the Company’s common stock on September 29, 2015, the last trading day of the third quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 29, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $1.5 million. That cost is expected to be recognized over a weighted average period of 4.7 years.

The stock-based compensation expense related to units issued under The Habit Restaurants, LLC Management Incentive Plan for the 13 and 39 weeks ended September 29, 2015 and September 30, 2014 amounted to $202,000 and $193,000 and $613,000 and $304,000, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of income. In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units with an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of September 29, 2015 there was approximately $2.7 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 2.6 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively representing a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its consolidated subsidiaries. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2014 (our “Annual Report”).

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and projected capital expenditures. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, including, but not limited to, those discussed in "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" as filed in our Annual Report.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of September 29, 2015, we had 128 locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 128 restaurants in 12 markets in six states as of September 29, 2015, including franchised and licensed locations (excluding the five licensed locations in Santa Barbara County, California). We opened 18 restaurants from December 31, 2014 through September 29, 2015, and we expect to open a total of 11 to 13 additional company-operated restaurants and up to two franchised/licensed restaurants through the remainder of 2015. As of September 29, 2015, we had three licensed restaurants from which we earn revenue and one franchised restaurant in Las Vegas, Nevada. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

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

Revenue

Revenue consists of sales of food and beverages in company-operated restaurants and mobile event based catering trucks, net of promotional allowances and employee meals. Several factors impact our revenue in any period, including the number of restaurants in operation and per restaurant sales.

Comparable Corporate Restaurant Sales Growth

Comparable corporate restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2010, 2011, 2012, 2013 and 2014 there were 21, 30, 36, 51 and 68 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 39 weeks ended September 29, 2015 there were 86 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Comparable corporate restaurant sales growth is generated by increases in customer traffic or increases in per customer spend. Per customer spend can be influenced by changes in menu prices and/or the mix and number of items sold per transaction.

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales growth since 2010:

	Fiscal Year 2010				Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	5.9%	3.5%	5.8%	6.5%	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%
Comparable Restaurants	20	20	21	21	22	24	28	30	31	33	34	36

	Fiscal Year 2013				Fiscal Year 2014				39 Weeks Ended September 29, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable Restaurant Sales Growth	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%
Comparable Restaurants	39	45	47	51	56	60	66	68	72	81	86

Restaurant Contribution

Restaurant contribution is defined as revenue less restaurant operating costs, which are food and paper costs, labor and related expenses, occupancy and other operating expenses. We expect restaurant contribution to increase in proportion to the number of new company-operated restaurants we open and our continued comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.

Number of New Restaurant Openings

The number of company-operated restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2012, 2013 and 2014, respectively and for the 39 weeks ended September 29, 2015.

	39 Weeks Ended	Fiscal Year Ended
	September 29, 2015	2014	2013	2012
Company-operated restaurant base
Beginning of period	109	85	63	46
Openings	15	24	22	17
Restaurants at end of period	124	109	85	63
Franchised/licensed restaurants(1)
Beginning of period	1	—	—	—
Openings	3	1	—	—
Restaurants at end of period	4	1	—	—
Total restaurants
Beginning of period	110	85	63	46
Openings	18	25	22	17
Restaurants at end of period	128	110	85	63
Year-over-year growth
Total restaurants		29.4%	34.9%	37.0%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
Adjusted EBITDA Reconciliation	2015	2014	2015	2014
(amounts in thousands)
Net income	$2,199	$2,111	$7,582	$6,908
Non-GAAP adjustments:
Provision for income taxes	522	—	2,089	—
Interest expense, net	110	279	342	756
Depreciation and amortization	2,836	2,160	8,163	5,991
EBITDA	5,667	4,550	18,176	13,655
Stock-based compensation expense(a)	342	193	852	304
Management fees(b)	—	34	—	114
Loss on disposal of assets(c)	25	76	58	115
Pre-opening costs(d)	635	494	1,342	1,147
Offering related costs(e)	83	445	1,217	445
Adjusted EBITDA	$6,752	$5,792	$21,645	$15,780

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)

Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants.

(e)	Public offering related costs.

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

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC. The provision for income taxes in the accompanying condensed consolidated statements of income for the 13 and 39 weeks ended September 29, 2015, respectively is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary, The Habit Restaurants, LLC, operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and IPO that occurred in the fiscal year ended 2014, our allocable share of the taxable income of The Habit Restaurants, LLC is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 19.18% and 21.60% for the 13 and 39 weeks ended September 29, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 45.7% for both of the 13 and 39 week periods ended September 29, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded. Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S. federal income taxes as it is organized as a limited liability company, and treated as a partnership for federal and state income tax purposes, and therefore, there was no provision in the 13 and 39 weeks ended September 30, 2014.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014, which if recognized would have a favorable impact on the effective income tax rate. There was no significant change in the Company’s gross unrecognized tax benefits during the 13 and 39 weeks ended September 29, 2015. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying condensed consolidated statements of income. No interest or penalties were accrued as of December 30, 2014 or September 29, 2015.

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

Results of Operations

Thirteen Weeks Ended September 29, 2015 Compared to Thirteen Weeks Ended September 30, 2014

The following table presents selected consolidated comparative results of operations for the 13 weeks ended September 29, 2015 compared to the 13 weeks ended September 30, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	September 29, 2015		September 30, 2014		$	%
Revenue
Restaurant revenue	$58,514	99.8%	$46,983	100.0%	$11,531	24.5%
Franchise/license revenue	134	0.2%	13	0.0%	121	930.8%
Total revenue	58,648	100.0%	46,996	100.0%	11,652	24.8%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	18,725	32.0%	15,754	33.5%	2,971	18.9%
Labor and related expenses	18,292	31.3%	13,809	29.4%	4,483	32.5%
Occupancy and other operating expenses	9,117	15.6%	7,159	15.2%	1,958	27.4%
General and administrative expenses	6,104	10.4%	4,709	10.0%	1,395	29.6%
Offering related expenses	83	0.1%	445	0.9%	(362)	-81.3%
Depreciation and amortization expense	2,836	4.8%	2,160	4.6%	676	31.3%
Pre-opening costs	635	1.1%	494	1.1%	141	28.5%
Loss on disposal of assets	25	0.0%	76	0.2%	(51)	-67.1%
Total operating expenses	55,817	95.4%	44,606	94.9%	11,211	25.1%
Income from operations	2,831	4.8%	2,390	5.1%	441	18.5%
Other expenses
Interest expense, net	110	0.2%	279	0.6%	(169)	-60.6%
Income before income taxes	2,721	4.6%	2,111	4.5%	610	28.9%
Provision for income taxes	522	0.9%	—	0.0%	522	*
Net income	$2,199	3.7%	$2,111	4.5%	$88	4.2%

*	Not calculable

Restaurant revenue. Restaurant revenue increased $11.5 million, or 24.5%, for the 13 weeks ended September 29, 2015 as compared to the 13 weeks ended September 30, 2014, primarily due to a $5.0 million increase in sales from new restaurants which were opened in the current year and an $5.2 million increase in sales from restaurants open for all of the 2015 period that were not open for all of the 2014 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $1.2 million, or 2.9%, in the 13 weeks ended September 29, 2015 as compared to the comparable 2014 period. Comparable restaurant sales growth was primarily due to an increase in traffic of 0.8% and an increase in average transaction amount of 2.1% in the 13 weeks ended September 29, 2015 as compared to the comparable 2014 period.

Franchise/license revenue. Franchise/license revenue increased $121,000 for the 13 weeks ended September 29, 2015 compared to the comparable 2014 period. The increase was primarily due to $85,000 in franchise fees recognized in the current period as we opened three franchised/licensed locations in the 13 week period ended September 29, 2015.  Royalty revenue increased by $24,000 in the current period as compared to the prior period, due to the increased number of franchised/licensed locations and we also had $12,000 in pass through income in the current period.

Food and paper costs. Food and paper costs increased $3.0 million, or 18.9%, for 13 weeks ended September 29, 2015 as compared to the comparable 2014 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 32.0% in the 13 weeks ended September 29, 2015 from 33.5% in the prior year quarter. This decrease was primarily driven by decreases in beef, chicken, and dairy costs in the current period.

Labor and related expenses. Labor and related expenses increased $4.5 million, or 32.5%, for the 13 weeks ended September 29, 2015 as compared to the comparable 2014 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 31.3% in the third quarter of 2015 compared to 29.4% in the comparable quarter of 2014. Labor costs were higher primarily due to wage rate increases for hourly employees, inefficiencies for new restaurant openings, labor related to extended hours that were initiated in the current quarter and additional managers that were hired for restaurants that are planned to open in the next quarter.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.0 million, or 27.4%, for the 13 weeks ended September 29, 2015 as compared to the comparable period in 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 15.6% in the third quarter of 2015 from 15.2% in the third quarter of 2014 primarily due to higher rent and utilities in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $1.4 million, or 29.6%, for the third quarter of 2015 as compared to the prior year quarter, partially due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $0.4 million. As a percentage of revenue, general and administrative expenses increased to 10.4% in the third quarter of 2015 from 10.0% in the prior year quarter, primarily due to the items mentioned above.

Offering related expenses. Offering related expenses were $0.4 million lower in the current period compared to the prior year period. This decrease was primarily due to expenses incurred in the prior year period related to the IPO that was completed in November 2014.

Depreciation and amortization expenses. Depreciation and amortization increased $0.7 million, or 31.3%, for the third quarter of 2015 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased slightly to 4.8% in the third quarter of 2015 compared to 4.6% in the comparable quarter of 2014.

Pre-opening costs. Pre-opening costs were $0.6 million for the third quarter of 2015 as compared to $0.5 million in the prior year quarter. The company opened seven new company-operated restaurants in the third quarter of 2015 compared to four new company-operated restaurants that opened in the third quarter of 2014. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs remained flat at 1.1% in both the third quarter of 2015 and 2014.

Interest expense, net. Interest expense, net decreased $0.2 million, or 60.6%, for the third quarter of 2015 as compared to the third quarter of 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO.

Provision for income taxes. Income tax expense was $0.5 million for the third quarter of 2015. There was no provision for income taxes for third quarter of 2014 because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

Thirty Nine Weeks Ended September 29, 2015 Compared to Thirty Nine Weeks Ended September 30, 2014

The following table presents selected consolidated comparative results of operations for the 39 weeks ended September 29, 2015 compared to the 39 weeks ended September 30, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	39 Weeks Ended				Increase / (Decrease)
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	September 29, 2015		September 30, 2014		$	%
Revenue
Restaurant revenue	$169,796	99.9%	$126,210	100.0%	$43,586	34.5%
Franchise/license revenue	165	0.1%	56	0.0%	109	194.6%
Total revenue	169,961	100.0%	126,266	100.0%	43,695	34.6%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	54,754	32.2%	41,928	33.2%	12,826	30.6%
Labor and related expenses	51,666	30.4%	37,362	29.6%	14,304	38.3%
Occupancy and other operating expenses	25,722	15.1%	19,485	15.4%	6,237	32.0%
General and administrative expenses	17,026	10.0%	12,129	9.6%	4,897	40.4%
Offering related expenses	1,217	0.7%	445	0.4%	772	173.5%
Depreciation and amortization expense	8,163	4.8%	5,991	4.7%	2,172	36.3%
Pre-opening costs	1,342	0.8%	1,147	0.9%	195	17.0%
Loss on disposal of assets	58	0.0%	115	0.1%	(57)	-49.6%
Total operating expenses	159,948	94.2%	118,602	94.0%	41,346	34.9%
Income from operations	10,013	5.9%	7,664	6.1%	2,349	30.6%
Other expenses
Interest expense, net	342	0.2%	756	0.6%	(414)	-54.8%
Income before income taxes	9,671	5.7%	6,908	5.5%	2,763	40.0%
Provision for income taxes	2,089	1.2%	—	0.0%	2,089	*
Net income	$7,582	4.5%	$6,908	5.5%	$674	9.8%

*	Not calculable

Restaurant revenue. Restaurant revenue increased $43.6 million, or 34.5%, for the 39 weeks ended September 29, 2015 as compared to the 39 weeks ended September 30, 2014, primarily due to a $10.1 million increase in sales from new restaurants which were opened in the current period and a $24.8 million increase in sales from restaurants open for all of the 2015 period that were not open for all of the 2014 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $8.1 million, or 7.6%, in the 39 weeks ended September 29, 2015 as compared to the comparable 2014 period. Comparable restaurant sales growth was primarily due to an increase in traffic of 3.5% and an increase in average transaction amount of 4.1% in the 39 weeks ended September 29, 2015 as compared to the 39 weeks ended September 30, 2014.

Franchise/license revenue. Franchise/license revenue increased $109,000 for the 39 weeks ended September 29, 2015 compared to the 39 weeks ended September 30, 2014. The change was primarily due to an increase in franchise fees recognized in the current period of $70,000 as we opened three franchised/licensed locations in the current year period compared to one location in the prior year period.  Royalty revenue increased by $27,000 in the current period as compared to the prior period, due to the increased number of franchised/licensed locations and we also had $12,000 in pass through income in the current period.

Food and paper costs. Food and paper costs increased $12.8 million, or 30.6%, for the 39 weeks ended September 29, 2015 as compared to the comparable 2014 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 32.2% in the 39 weeks ended September 29, 2015 from 33.2% in the prior year comparable period. This decrease was primarily driven by decreases in chicken, other proteins and dairy costs partially offset by higher beef costs in the current 39 week period.

Labor and related expenses. Labor and related expenses increased $14.3 million, or 38.3%, for the 39 weeks ended September 29, 2015 as compared to the comparable 2014 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 30.4% in the 39 weeks ended September 29, 2015 compared to 29.6% in the prior year comparable period of 2014. Labor costs were higher primarily due to wage rate increases for hourly employees and labor inefficiencies associated with the new restaurant openings.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $6.2 million, or 32.0%, for the 39 weeks ended September 29, 2015 as compared to the comparable period in 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased to 15.1% in the 39 weeks ended September 29, 2015 from 15.4% in the 39 week period ended September 30, 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $4.9 million, or 40.4%, for the 39 weeks ended September 29, 2015 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $1.8 million. As a percentage of revenue, general and administrative expenses increased to 10.0% in the 39 weeks ended September 29, 2015 from 9.6% in the prior year comparable period, primarily due to the items mentioned above.

Offering related expenses. Offering related expenses were $0.8 million higher than the prior year. This was primarily due to costs associated with the follow-on offering of the Company’s Class A common stock that was completed on April 15, 2015.

Depreciation and amortization expenses. Depreciation and amortization increased $2.2 million, or 36.3%, for the 39 weeks ended September 29, 2015 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased slightly to 4.8% for the 39 weeks ended September 29, 2015 compared to 4.7% for the 39 weeks ended September 30, 2014.

Pre-opening costs. Pre-opening costs were $1.3 million for the 39 weeks ended September 29, 2015 as compared to $1.1 million for the 39 weeks ended September 30, 2014. The company opened 15 new company-operated restaurants in the 39 weeks ended September 29, 2015 compared to 13 new company-operated restaurants that opened in the 39 weeks ended September 30, 2014. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased slightly to 0.8% in the 39 weeks ended September 29, 2015, from 0.9% in the 39 weeks ended September 30, 2014.

Interest expense, net. Interest expense, net decreased $0.4 million, or 54.8%, for the 39 weeks ended September 29, 2015 as compared to the 39 weeks ended September 30, 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO.

Provision for income taxes. Income tax expense was $2.1 million for the 39 weeks ended September 29, 2015. There was no provision for income taxes for the 2014 period because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

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

Potential Impacts of Market Conditions on Capital Resources

We have continued to experience positive trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and continued above average restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

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

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our operating cash flows and our credit facility. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 30, 2014 to September 29, 2015 were comprised of a $5.3 million increase in current assets and a $5.7 million increase in current liabilities. The increase in current assets was primarily due to a $2.3 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses, combined with an increase in prepaid expenses of $1.8 million due to the timing of rent payments and health insurance payments and an increase in accounts receivable of $1.6 million due primarily to higher tenant allowance receivables which is attributed to the increased number of restaurant openings. The increase in current liabilities was primarily due to higher employee-related accruals of $2.7 million which were primarily due to the timing of our pay dates and a $2.3 million increase in accounts payable and accrued expenses which is primarily due to the timing of payments.

	39 Weeks Ended
	September 29,	September 30,
(amounts in thousands)	2015	2014
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$24,616	$17,860
Net cash used in investing activities	(19,046)	(14,935)
Net cash used in financing activities	$(3,284)	$(786)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $6.7 million to $24.6 million for the 39 weeks ended September 29, 2015 from $17.9 million for the 39 weeks ended September 30, 2014. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $5.3 million.

In addition, cash increased for the 39 weeks ended September 29, 2015 compared to the period ended September 30, 2014 due to a $1.4 million change in accrued expenses and a $0.9 million change in employee-related accruals. These increases were partially offset by a $1.2 million change in prepaid expenses which is primarily driven by the timing of rent payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $4.1 million to $19.0 million for the 39 weeks ended September 29, 2015 from $14.9 million for the 39 weeks ended September 30, 2014. The increase was primarily due to construction costs for 15 new company-operated restaurants opened during the 39 weeks ended September 29, 2015, as well as capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $3.3 million for the 39 weeks ended September 29, 2015 compared to $0.8 million for the prior year period ended September 30, 2014. This change was primarily due to tax distributions to LLC members of $3.0 million that were made in the current period compared to $0.5 million in the prior year period.

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

The credit facility contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. We are required to make monthly payments of accrued unpaid interest due as of each payment date, but are not required to pay the outstanding principal, if any, until the maturity date. Borrowings under the credit facility bear interest, at our option, at either (i) a rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as published by the Wall Street Journal in its “Money Rates” or similar chart. In addition, we pay a fee equal to 0.25% per annum of the unused portion of the facility. We are also required to pay a fee of $125,000 on the maturity date of the facility or when this facility is paid in full and retired.

As of September 29, 2015, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 29, 2015, as well as our long-term obligations:

(amounts in thousands)	Total	2015	2016-2017	2018-2019	2020 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations	284	22	262	—	—
Operating lease obligations(2)	139,657	3,209	31,638	32,714	72,096
Deemed landlord financing(3)	2,449	95	799	550	1,005
Purchase obligations	1,086	364	722	—	—
Total	$143,476	$3,690	$33,421	$33,264	$73,101

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

Off-Balance Sheet Arrangements

As of September 29, 2015, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2019.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of September 29, 2015, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Class C Units

Prior to the Recapitalization, in fiscal year 2014, we issued 14,574 Class C units of The Habit Restaurants, LLC to our directors, officers, employees and consultants. In each case, once vested, the Class C units were convertible to Class A units of The Habit Restaurants, LLC at a conversion price ranging from $405 to $544 per Class A unit. All such Class C units and Class A units have been converted to LLC Units in connection with the Recapitalization. Those units that have not yet vested remain subject to vesting.

These Class C units were issued in transactions exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act. The Habit Restaurants, LLC only received proceeds upon the conversion of the Class C units to Class A units.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

November 5, 2015	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)