Form 10-K
period 2015-12-29
Habit Restaurants, Inc.
filed 2016-03-03
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $360 million.

As of February 29, 2016, there were 14,138,183 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 11,863,053 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

THE HABIT RESTAURANTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A, Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report.

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2011, 2012, 2013, 2014 and 2015 ended on December 27, 2011, December 25, 2012, December 31, 2013, December 30, 2014 and December 29, 2015 respectively.

Unless the context requires otherwise, references to ‘‘The Habit Burger Grill,’’ ‘‘The Habit,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to The Habit Restaurants, Inc. and its consolidated subsidiaries. References to “per customer spend” refer to total restaurant revenue divided by the number of entrées sold.

ITEM 1.	Business

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers, topped with caramelized onions and fresh produce, has generated tremendous consumer response, resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines.

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
•

Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the starting price for our original Charburger with cheese is $3.75, which is below similar items on the menus of most competing fast casual restaurants.

The first Habit Burger Grill opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be, built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, and since then we have grown our brand on a disciplined basis. Our highly experienced management team has created and refined our infrastructure to deliver replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

On November 25, 2014, we completed our initial public offering (the “IPO”) of 5,750,000 shares of Class A common stock at a price to the public of $18.00 per share, raising net proceeds of $96.3 million after underwriting discounts and commissions but before expenses.

On April 15, 2015, we completed a follow-on offering of 5,750,000 shares of Class A common stock at a price to the public of $30.96 per share (the “April 2015 Offering”). All of these shares were offered by the selling stockholders. We did not receive any proceeds from the offering.

Performance Overview

Our disciplined growth strategy has enabled strong growth across all of our key performance metrics, including the number of new restaurant openings, comparable restaurant sales, average unit volumes (“AUVs”), revenue, net income and Adjusted EBITDA.

•

The Habit has grown from 26 locations across three markets in California as of December 31, 2009 to 142 locations across 15 markets in nine states as of December 29, 2015 and we had a compound annual growth rate of our units from 2009 to 2015 of 32.7%;

•	Our restaurants have generated 48 consecutive fiscal quarters of positive comparable restaurant sales growth, due primarily to increases in customer traffic;
•	We have grown our company-operated restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.9 million for the fiscal year 2015, representing an increase of 53.6%; and
•

From fiscal year 2009 to fiscal year 2015, our revenue increased from $28.1 million to $230.6 million, net income increased from $0.1 million to $8.9 million and Adjusted EBITDA increased from $1.9 million to $28.4 million.

For the definition and reconciliation of Adjusted EBITDA, a non-GAAP term, to net income, see the section entitled “Item 6, Selected Financial Data.’’ Management has determined that we have multiple reporting units that have similar economic characteristics such as the nature and services they provide, the production process, the type of customer served, the method of how services are provided, and the units are all in the same regulatory environment.  Due to these similar attributes, the Company meets the criteria that allows aggregation of components into one reporting unit for analysis. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial performance and allocates resources at a consolidated level on a recurring basis.

Our Competitive Strengths—“The Habit Difference”

Quality. Quality is a key ingredient in everything we do and our commitment to quality starts with our food. The Habit offers a diverse menu featuring a distinctive char-grilled preparation technique to deliver an appealing variety of burgers, chicken, tuna and steak featured in our sandwiches and salads, which are made-to-order using fresh ingredients. Chargrilling is part of what gives every entrée at the Habit bold flavors and we believe “it’s not the same, without the flame!”

It is our mission to become everyone’s favorite Habit, one burger at a time. We believe that every burger should be made-to-order, char-grilled over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries. Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 62% of our entrée revenue for the fiscal year ended December 29, 2015. Our sandwich selection offers a variety of choices, featuring sushi-grade tuna, fresh chicken and USDA choice steak and we also offer a variety of salad options, which are key to further diversifying our menu.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents. Our average restaurant size is between 2,000 and 2,800 square feet and features booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 51% lunch and 49% dinner for the fiscal year ended December 29, 2015.

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

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit’s formula brings a highly differentiated experience to the fast casual restaurant segment by combining the quality, convenience and hospitality commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. The price for our char-grilled, made-to-order Charburger combination meal with fries and a regular drink starts at $7.00, which provides our customers with a meal that is priced below comparable menu options at many competing fast casual restaurant alternatives.

Highly Productive Restaurants

For the 52 weeks ended December 29, 2015, our restaurants that had been open for 12 months or more had an AUV of approximately $1.9 million, restaurant profit margins greater than 21% and generated cash-on-cash returns in excess of 40%.

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

Profit margins are typically defined as profit divided by revenue. Strong profit margins are generally considered 20% or higher. Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.9 million for the fiscal year ended December 29, 2015 at our relatively low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of 4,598 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school hangout for students, a social venue for seniors or an affordable restaurant for families. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $847 for the fiscal year ended December 29, 2015.

Broad Customer Appeal

Based on an external research report and a third-party customer satisfaction survey, our customer base is well-balanced with 55% male customers and 45% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Over 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 51% lunch and 49% dinner for the fiscal year ended December 29, 2015, which in turn contributed to our strong AUVs.

Site Development and Expansion

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We have developed a targeted site acquisition and qualification process that incorporates our management’s experience as well as extensive data collection, analysis and interpretation. Our restaurant development efforts are led by our highly experienced senior management team and our in-house real estate team. Collectively, they have extensive experience identifying and qualifying suitable restaurant locations with restaurant concepts such as The Cheesecake Factory, Pei Wei Asian Diner, Panda Express, Baja Fresh Mexican Grill, BJ’s Restaurants, Carino’s Italian Restaurants, Mimi’s Café and Rubio’s Fresh Mexican Grill.

Our site selection process includes extensive data collection, strategic mapping and competitive analysis and we proactively seek new restaurant locations based on specific criteria, such as demographic characteristics, daytime population and residential density thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. Our restaurant concept works in a range of location types due to the flexibility of our restaurant design, the balanced sales mix across day parts and guest demographics. Most of our restaurants are located in grocery anchored strip centers, power centers anchored by big box regional retailers and free-standing locations. To assist in our analysis of a potential restaurant location, we focus on locating near traffic generators, such as office buildings, hospitals, movie theaters, recreational parks, high schools and colleges, as well as preferred co-tenants with similar customer demographics to The Habit. While we typically target end-cap locations, we have the flexibility to operate inline, free-standing and drive-thru locations. We believe there is an opportunity to open more drive-thru locations going forward, which require increased investment costs but generate higher AUVs and result in higher return on investment. Our ability to succeed in various trade area and real estate types has provided us with flexibility in our market development strategy and has lowered operating risk when selecting new restaurant locations.

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

Our non-drive-through prototype new restaurant model targets an average investment of approximately $785,000, net of tenant allowance. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our six flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

The development and construction of our new sites is the responsibility of our real estate and development team. Our Chief Development Officer oversees each step of the development process that prepares a new restaurant for turnover to operations.

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

A meaningful portion of our customers also visit The Habit for on-the-go meals, where speed and efficiency are of utmost importance. We offer mobile and online ordering supported by a dedicated call center to enhance the ordering experience. We are also using tablets in selected restaurants to expedite drive-thru ordering and are also using the tablets for in-store use in selected locations to facilitate faster customer ordering during peak hours. We value our customers’ time and target an average cook time of five to seven minutes from order to delivery, allowing our teams to properly execute the made-to-order preparation of our fresh ingredients and still cater to the busy schedules of our customers.

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

We employ a customer-centered approach to our restaurant operations, which we also believe is fundamental to our success. Each of our restaurants is typically staffed with a restaurant manager, at least two assistant managers and an average of approximately 25 dedicated team members who prepare our food fresh daily and deliver outstanding customer service. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Our District Managers are, on average, responsible for approximately four restaurants, which allows them to visit each restaurant regularly and maintain a frequent dialogue with our restaurant managers. Similarly, our Directors of Operations are each responsible for between approximately six and eight districts to ensure they are accessible and attentive to the needs and performance of the restaurants in their regions.

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

Management Information Systems

We have invested in information systems that provide robust processing and reporting capabilities for our restaurants. All of our company-operated restaurants use MICROS, a leading computerized point-of-sale system, which we believe is scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface with an integrated kitchen display system and pagers, combined with high speed credit card and gift card processing all specifically designed for the restaurant industry. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average transaction that we actively analyze. Our enterprise-level point-of-sale system allows us to manage all products sold and their corresponding prices in every company-operated restaurant from our corporate office.

Our in-restaurant back office system is designed to assist in the management of our restaurants by providing quick access to sales information as well as labor and food cost management tools. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data and reduces restaurant managers’ time spent on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department on a daily basis. For company-operated restaurants, we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly reporting on key measures for each location with final reports following the end of each period. Our restaurant managers also have the ability to submit food and operating supply orders electronically to our distribution network. Some of the additional systems that we use include a cloud-based information system, paperless employee files, proprietary on-line training system and a customized labor deployment tool. All of our restaurant systems can be accessed by multi-functional hand-held tablets. Our systems and data are protected by advanced communication and data security systems.

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-operated restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. We have two franchise development agreements in place for the Las Vegas, Nevada and Seattle, Washington markets and we opened our first franchised restaurants in Las Vegas, Nevada and Kent, Washington in 2015. We also have an international franchise agreement for development of restaurants in six countries in the Middle East. We have three licensed restaurants from which we earn revenue under three different license agreements.

We have a license agreement for a location on the campus of The University of Southern California, in which we granted a non-exclusive right and license to The University of Southern California to use our system of restaurant operation, including recipes, methods of food presentation, trade secrets and know-how. The agreement began in August 2013 and has an initial term of five years, with two options for The University of Southern California to renew for five-year terms. The University of Southern California paid us an initial development fee at the time of entering into the license agreement and pays an ongoing monthly royalty to us based on the gross sales at the licensed location.

Our Las Vegas and Seattle agreements grant area development rights for up to a specified number of Habit restaurant locations within particular geographic locations for a period of five to 10 years. Under these agreements, we received initial development fees and initial franchise fees. Additionally, under each agreement we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We expect that future franchise development agreements will have similar terms.

In October 2014, we entered into a license agreement with a licensee which requires such licensee to develop 17 Habit restaurants over five years in certain non-traditional settings including educational, corporate, healthcare, military and governmental facilities. This license agreement is exclusive to the licensee for these facility types; however, such exclusivity is subject to termination annually if target milestones are not met. Under this agreement, we will receive an initial license fee per restaurant that is opened. Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreement. We opened our first location with this licensee in 2015 on the campus of Grand Canyon University in Arizona.

In November 2014, we entered into an international franchise agreement for the development of up to 50 restaurants in six countries in the Middle East over the next 10 years. The franchisee has the exclusive rights to open restaurants in the UAE, Saudi Arabia, Qatar, Bahrain, Kuwait and Oman. Under this agreement, we received an initial development fee and initial franchise fees. Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. No locations under this agreement were opened in 2015.

In May 2015, we entered into a license agreement with a licensee to open a location in the Los Angeles International Airport. Under this agreement we received an initial license fee and we will be paid ongoing monthly royalties based on gross sales at this location which opened in September 2015.

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

Our marketing efforts, headed by our Chief Marketing Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize social media such as Facebook, Twitter, Yelp and Instagram to generate buzz and promote our brand. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our four custom designed Habit Burger Grill trucks to provide event catering services and have plans to add four additional catering trucks within the next year. As of December 29, 2015 we operated four catering trucks in California that serve the greater Los Angeles, Orange County and San Diego areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in some instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. These trucks enable us to reach new consumers who may be outside our restaurant footprint by promoting new trials and extending brand awareness. We also utilize a free Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.

•

Increase Frequency of Existing Customers. We seek to more deeply entrench ourselves with our current customers to gain additional visits from them. We have a diverse menu that gives customers a broad variety of options from which to choose from on each visit and an ability to personalize their experience. We focus our product development efforts on select, high-quality new and limited time menu offerings to broaden our appeal to customers and further substantiate our position as a leading fast casual destination. We also use cost effective local store marketing to increase our brand’s prominence with the consumer. Additionally, we believe our employees are one of our best marketing assets. We invest time, energy and resources educating each employee about our brand and developing them into long-term brand advocates. We believe that our employees can and have become among our most enthusiastic brand ambassadors.

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

We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet our criteria and strict quality control standards in the production and delivery of our food and other products. We arrange for delivery of our products to each of our restaurants two to three days a week. Our standard sourcing procedures utilize two or more suppliers per distribution center for each commodity in order to reduce our supplier risk and ensure our ability to secure high-priority ingredients.

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

We believe that we have a favorable competitive stance in the fast casual restaurant segment and represent a disruptive concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2013, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill, Panera Bread Company and Panda Express, along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries and Smashburger, among others.

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our average per customer spend of $8.05 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a strong foundation for our continued growth.

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

Employees

As of December 29, 2015, we had 3,949 employees, including 138 field supervision/corporate personnel and 3,811 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Our History and Recapitalization Transactions

Holding Company Structure

We are a holding company and our assets principally consist of our ownership (directly or indirectly) in The Habit Restaurants, LLC and its subsidiary.

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

The Habit Restaurants, Inc., a Delaware corporation, was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in The Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. Prior to the completion of our IPO, we had no other material assets and had not engaged in any business or other activities except in connection with our IPO and transactions related to the Recapitalization.

Recapitalization

In connection with the completion of the IPO, the limited liability company agreement of The Habit Restaurants, LLC (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of economic, non-voting interests in The Habit Restaurants, LLC that we refer to as “LLC Units.”

Our organizational structure allows the LLC members (the “Continuing LLC Owners”) to retain their equity ownership in The Habit Restaurants, LLC, an entity that is treated by its members as a partnership for federal and applicable state income tax purposes, and as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income is allocated to holders of LLC Units, including The Habit Restaurants, Inc. Accordingly, The Habit Restaurants, Inc. incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of our subsidiaries, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiary with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiary with third parties. In addition to tax expenses, The Habit Restaurants, Inc. also incurs expenses related to its operations, plus payments under the tax receivable agreement (“TRA”), which The Habit Restaurants, Inc. expects will be significant. The Habit Restaurants, Inc. intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any payments due under the TRA. By contrast, investors, and existing owners who are not Continuing LLC Owners hold equity in The Habit Restaurants, Inc., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of our Class A common stock. In connection with our IPO, The Habit Restaurants, Inc. issued to each Continuing LLC Owner a number of shares of Class B common stock equal to the number of LLC Units such Continuing LLC Owner held immediately after the completion of the IPO. Each such share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Under our amended and restated certificate of incorporation, each share of Class A common stock and each share of Class B common stock are entitled to one vote. Holders of our Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Available Information

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this annual report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.habitburger.com.

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

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 32 restaurants in 2015, consisting of 28 company-operated restaurants and four franchised/licensed locations and we opened 25 restaurants in 2014, consisting of 24 company-operated restaurants and one licensed location. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

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

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets may present increased risks.

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve AUVs at a slower rate. We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

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

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the accounting period following their 18th full period of operations, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our past history of positive comparable restaurant sales is not necessarily indicative of future results. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations. See the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Performance—Comparable Restaurant Sales Growth.”

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef, our largest commodity expenditure and the only commodity that accounts for approximately 20% of our total food and paper costs, or 6% of our total costs in the fiscal year ended December 29, 2015, has increased over the past years as a result of a reduction in U.S. cattle supply, a trend which we expect to continue for several years, coupled with an increase in world demand for beef. As of December 29, 2015, we did not purchase beef with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

We opened 32 restaurants in 2015, consisting of 28 company-operated restaurants and four franchised/licensed locations. We intend to continue to increase the number of our restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our former chief executive officer, Brent Reichard, and our co-founder, Bruce Reichard, operate five The Habit Burger Grill restaurants in Santa Barbara County, California through Reichard Bros. Enterprises, Inc., pursuant to license agreements entered into in 2004, as amended and restated in 2007 and as further amended in October 2014 (the “Reichard License”). We do not receive any royalties or other revenue from these locations, and pursuant to the terms of the Reichard License, we are prohibited from opening any company-operated locations in Santa Barbara County, California. Reichard Bros. Enterprises, Inc. is also entitled, pursuant to the terms of the Reichard License, to open additional locations in Santa Barbara County, California. The Reichard License contains quality control provisions, and provides that we may terminate the Reichard License if Reichard Bros. Enterprises, Inc. fails to comply with any material provisions thereof. Nevertheless, if Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and requirements it may have a material adverse effect on our business, financial condition and results of operations.

Negative publicity relating to one of our restaurants, including one of our franchised/licensed restaurants, could reduce sales at some or all of our other restaurants.

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

We are subject to the U.S. Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants by adding access ramps or redesigning certain architectural fixtures, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to such matters in the past. Additional, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, have a material adverse effect on our business, financial condition and results of operations.

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

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. Our quality assurance, health and sanitation internal controls and conditions are inspected by an internal team on a quarterly basis. If the internal team fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. In addition, there is no guarantee that our franchise restaurants will maintain the high levels of internal controls and training we require at our company-operated restaurants. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

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

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 66.6% of our revenue in fiscal year 2013, approximately 62.7% in fiscal year 2014 and approximately 59.0% in fiscal year 2015. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2015, unemployment in California was 5.8% compared to the U.S. unemployment rate of 5.0%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. We also rely on Performance Food Group as one of our primary distributors, which supplied us with approximately 93.2% of our food supplies in the fiscal year ended December 29, 2015. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

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

In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. The PPACA requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We began offering such benefits in August 2015, and are incurring additional expenses due to organizing and maintaining the plan which is more expensive on a per person basis and for an increased number of employees who have elected to obtain coverage through a healthcare plan we subsidize in part. If we fail to continue to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The future costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Although none of our employees are currently covered under collective bargaining agreements, if a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour. It had previously been set at $9.00 per hour since July 1, 2014. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. And if menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

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

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our current insurance may not provide adequate levels of coverage against claims.

Our current insurance policies may not be adequate to protect us from liabilities that we incur in our business. Additionally, in the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Class A Common Stock

Although we are no longer a controlled company within the meaning of the Nasdaq rules, during the phase-in period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

After the completion of the IPO, we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Upon completion of the April 2015 Offering, we ceased to be a controlled company under the Nasdaq listing requirements; therefore, we were required to comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time we ceased to be a controlled company, (2) a majority of independent committee members within 90 days of the date we ceased to be a controlled company and (3) all independent committee members within one year of the date we ceased to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

KarpReilly and its affiliates have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 29, 2015, investment funds affiliated with KarpReilly beneficially owned 16.4% of our outstanding Class A common stock and 62.8% of our outstanding Class B common stock, which aggregates to 38.2% of our voting power. Although their voting power is below 50%, KarpReilly may be able to influence the election of members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, and two of our directors, Christopher K. Reilly and Allan W. Karp, who are affiliated with KarpReilly, will continue to serve on our board of directors.

Additionally, KarpReilly is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. KarpReilly may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We are required to pay certain of the Continuing LLC Owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.

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

In connection with the IPO, we entered into a TRA. Under the TRA, we generally are required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we or our subsidiaries actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings.

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the April 2015 Offering and the IPO (and not taking into account any other exchanges), would aggregate to approximately $103.1 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $87.6 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The actual amounts may materially differ from these hypothetical amounts.

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

We are a holding company with no direct operations (other than in our capacity as Managing Member of The Habit Restaurants, LLC) that holds as our principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries each of which holds as its principal asset an equity interest in The Habit Restaurants, LLC. We rely on The Habit Restaurants, LLC to provide us with funds necessary to meet any financial obligations. As such, we have no independent means of generating revenue. The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit taxes as a withholding agent). Instead, taxable income is allocated to holders of its LLC Units, including us and our subsidiaries. Accordingly, we incur income taxes on our allocable share of any net taxable income of The Habit Restaurants, LLC and we also incur expenses related to our operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is obligated to make tax distributions to holders of LLC Units, including us and our subsidiaries, subject to the conditions described below. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect will be significant. We intend to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, The Habit Restaurants, LLC’s ability to make such distributions and payments in the future may be subject to various limitations and restrictions, including the operating results of our subsidiaries, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiary with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiary with third parties. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (e.g., as a result of The Habit Restaurants, LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds, and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of the IPO).

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

The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax, except that it may be required to withhold and remit taxes as a withholding agent. Instead, taxable income is allocated to holders of its LLC Units, including us. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is obligated to make tax distributions to holders of LLC Units, including us and our subsidiaries, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of The Habit Restaurants, LLC, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiary with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiary with third parties. We are a holding company with no direct operations (other than in our capacity as Managing Member of The Habit Restaurants, LLC) and will rely on The Habit Restaurants, LLC to provide us with funds necessary to meet any financial obligations.

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

Our Class A common stock price has been and will likely continue to be extremely volatile.

The market price and trading volume of our Class A common stock has been and will likely continue to be volatile for the foreseeable future, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this annual report and others such as:

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

Our management team may not successfully or efficiently manage our continued transition to a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the regulations imposed by Nasdaq. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

We incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We have increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company prior to our initial public offering in November 2014. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and Nasdaq, impose additional reporting and other obligations on public companies. A number of those requirements require us to carry out activities we have not done prior to becoming a public company. For example, we created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, we incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It has also been more expensive to obtain directors’ and officers’ liability insurance. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $2 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

Our amended and restated certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our amended and restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding Class A common stock other than affiliates of KarpReilly. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or change their opinion of our Class A common stock, our stock price would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the date on which we are deemed to be a “large accelerated filer” (as that term defined in Rule 12b-2 under the Exchange Act), (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering which is December 31, 2019.

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

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following the IPO.

To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

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

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 29, 2015, we had 142 locations in 15 markets in nine states including franchised/licensed locations. We operate a variety of restaurant formats, including end-cap, free-standing, inline and drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of restaurants in each of the states in which we operated as of December 29, 2015.

	Company-	Franchised/
State	Operated	Licensed(1)	Total
California	115	2	117
Utah	9	—	9
Arizona	6	1	7
New Jersey	3	—	3
Florida	2	—	2
Idaho	1	—	1
Virginia	1	—	1
Nevada	—	1	1
Washington	—	1	1
	137	5	142

(1)	Does not include the five licensed locations in Santa Barbara County, California.

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

We opened 32 restaurants in 2015, consisting of 28 company-operated restaurants and four franchised/licensed locations. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2016.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our non-drive-through prototype new restaurant model targets an average cash build-out cost of approximately $785,000, net of tenant allowances, AUVs of approximately $1.5 million and cash-on-cash returns in excess of 30% in the third full year of operation.

ITEM 3.	Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of business, most of which are covered by insurance. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition, results of operations, liquidity or capital resources nor do we believe that there is a reasonable possibility that we will incur a material loss as a result of such actions. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed and has been trading on the Nasdaq Global Market under the symbol “HABT” since November 20, 2014, the date of our initial public offering. Prior to November 20, 2014, we did not have publicly traded stock.

The following table presents information on the high and intraday low sales prices per share as reported on the Nasdaq Global Market for our Class A common stock for the periods indicated:

	High	Low
2014
Fourth Quarter of 2014 (trading commencing November 20, 2014 — December 30, 2014)	$44.20	$29.91
2015
First Quarter of 2015 (December 31, 2014 — March 31, 2015)	$36.88	$29.05
Second Quarter of 2015 (April 1, 2015 — June 30, 2015)	$40.50	$30.29
Third Quarter of 2015 (July 1, 2015 — September 29, 2015)	$31.97	$21.15
Fourth Quarter of 2015 (September 30, 2015 — December 29, 2015)	$28.07	$20.76

Use of Proceeds from Public Offering of Class A Common Stock

On April 9, 2015, our Registration Statement on Form S-1 (File No. 333-202706) was declared effective by the SEC for our secondary offering, pursuant to which selling stockholders sold 5,750,000 shares of Class A common stock at a price of $30.96 per share, which included 750,000 shares sold to the underwriters pursuant to their over-allotment option, and the offering terminated. As part of the follow-on offering, 4,785,204 LLC Units were exchanged (and a corresponding number of shares of Class B common stock were cancelled) for shares of Class A common stock that were then sold on the open market. Piper Jaffray & Co. and Robert W. Baird & Co. Incorporated acted as representatives of the underwriters for the offering. The offering closed on April 15, 2015, resulting in net proceeds of $170.9 million after deducting underwriters’ discounts and commissions. All of the shares in the offering were offered by selling stockholders. We did not receive any proceeds from the offering. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders.

Holders

On February 29, 2016, the last reported sale price for our Class A common stock on Nasdaq was $20.78 per share. As of February 29, 2016 there were nine holders of record of our Class A common stock and 61 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

Our board of directors did not pay a dividend on our Class A common stock in 2015 and does not currently intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

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

In fiscal year 2013, 500 Class C units were converted into Class A units at a conversion price of $100 per share and 200 Class C units were converted into Class A units at a conversion price of $135 per share, for a total of $77,000. Prior to the Recapitalization, in fiscal year 2014, 25 Class C units were converted into Class A units at a conversion price of $100 per share, and 800 Class C units were converted into Class A units at a conversion price of $135 per share for a total of $110,500.

All such Class C units and Class A units have been converted to common units in connection with the Recapitalization. Those units that have not yet vested remain subject to vesting.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from November 20, 2014 (using the closing price of our shares of Class A common stock on November 20, 2014, the day they were initially sold to the public) to December 29, 2015 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on November 20, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	Selected Financial Data

The following tables summarize consolidated financial information of The Habit Restaurants, Inc. Our financial results for the years presented prior to the IPO are the historical results of The Habit Restaurants, LLC, including the earnings prior to and up to November 25, 2014. For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 47.1% as of December 29, 2015. As these amounts were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly. You should read the selected historical financial data set forth below in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data” of Part II to this Annual Report.

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2011, 2012, 2013, 2014 and 2015 ended on December 27, 2011, December 25, 2012, December 31, 2013, December 30, 2014 and December 29, 2015 respectively.

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2015	2014	2013	2012	2011
(amounts in thousands except share and per share data)
Statements of Operations Data:
Revenue:
Restaurant revenue	$230,258	$174,544	$120,373	$84,158	$59,236
Franchise/license revenue	344	75	—	—	—
Total revenue	230,602	174,619	120,373	84,158	59,236
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	73,797	58,260	38,789	26,396	19,538
Labor and related expenses	70,784	51,898	35,782	25,831	18,135
Occupancy and other operating expenses	35,495	27,184	18,906	12,687	8,563
General and administrative expenses	23,308	17,389	12,634	10,254	6,850
Offering related expenses	1,721	613	—	—	—
Depreciation and amortization expense	11,312	8,472	6,008	3,923	2,292
Pre-opening costs	2,296	1,902	1,754	1,458	1,122
Loss on disposal of assets	114	141	15	3	4
Total operating expenses	218,827	165,859	113,888	80,552	56,504
Income from operations	11,775	8,760	6,485	3,606	2,732
Other expenses
Interest expense, net	451	909	735	548	344
Income before income taxes	11,324	7,851	5,750	3,058	2,388
Provision for income taxes	2,473	299	—	—	—
Net income	$8,851	$7,552	$5,750	$3,058	$2,388
Less: net income attributable to non-controlling interests(1)	(6,082)	(7,584)	(5,750)	(3,058)	(2,388)
Net income (loss) attributable to The Habit Restaurants, Inc.	$2,769	$(32)	$—	$—	$—

Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:(2)
Basic	$0.22	$(0.00)	—	—	—
Diluted	$0.22	$(0.00)	—	—	—
Weighted average shares of Class A common stock outstanding:
Basic	12,445,138	8,974,550	—	—	—
Diluted	12,451,962	8,974,550	—	—	—

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2015	2014	2013	2012	2011
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$29,860	$23,194	$15,374	$11,244	$6,772
Net cash used in investing activities	(27,659)	(24,403)	(20,234)	(14,968)	(11,274)
Net cash provided by (used in) financing activities	$(4,679)	$50,556	$4,682	$3,735	$2,936
Balance Sheet Data-Consolidated (at period end):
Cash and cash equivalents	$46,991	$49,469	$122	$300	$288
Property and equipment, net(3)	81,524	65,668	50,076	34,775	22,642
Total assets	256,711	158,622	77,881	60,136	47,137
Total debt(4)	2,436	2,478	13,966	8,504	4,241
Total members'/stockholders' equity	$131,932	$116,957	$45,067	$39,130	$35,874
Other Operating Data:
Total restaurants at end of period(5)	142	110	85	63	46
Company-operated restaurants at end of period	137	109	85	63	46
Company-operated comparable restaurant sales growth(6)	6.4%	10.7%	3.6%	3.5%	8.7%
Company-operated average unit volumes	$1,919	$1,823	$1,634	$1,565	$1,526
Restaurant contribution(7)	50,182	37,202	26,896	19,243	13,000
as a percentage of revenue	21.8%	21.3%	22.3%	22.9%	21.9%
EBITDA(8)	$23,087	$17,232	$12,492	$7,529	$5,025
Adjusted EBITDA(8)	28,418	21,038	13,996	10,251	6,558
as a percentage of revenue	12.3%	12.0%	11.6%	12.2%	11.1%
Capital expenditures(9)	$27,659	$24,403	$20,234	$14,968	$11,274

(1)

For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 47.1% and 65.5% as of December 29, 2015 and December 30, 2014, respectively. Since all of the earnings prior to and up to November 25, 2014 were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

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
(6)

Company-operated comparable restaurant sales growth reflects the change in year-over-year sales for the company-operated comparable restaurant base. A restaurant enters our comparable restaurant base in the accounting period following its 18th full period of operations.

(7)

Restaurant contribution is neither required by, nor presented in accordance with, GAAP, and is defined as company-operated restaurant revenue less company-operated restaurant operating costs. Restaurant contribution is a supplemental measure of operating performance of our restaurants and our calculation thereof may not be comparable to that reported by other companies. Restaurant contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes that restaurant contribution is an important tool for investors because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution as a key metric to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods and to evaluate our restaurant financial performance compared with our competitors.

A reconciliation of restaurant contribution to company-operated restaurant revenue is provided below:

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2015	2014	2013	2012	2011
(amounts in thousands)
Restaurant revenue	$230,258	$174,544	$120,373	$84,158	$59,236
Restaurant operating costs	180,076	137,342	93,477	64,915	46,236
Restaurant contribution	$50,182	$37,202	$26,896	$19,243	$13,000

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

Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2015	2014	2013	2012	2011
(amounts in thousands)
Net income	$8,851	$7,552	$5,750	$3,058	$2,388
Non-GAAP adjustments:
Provision for income taxes	2,473	299	—	—	—
Interest expense, net	451	909	735	548	344
Depreciation and amortization	11,312	8,472	6,008	3,923	2,292
EBITDA	23,087	17,232	12,493	7,529	5,024
Stock-based compensation expense(a)	1,200	515	260	301	251
Management fees(b)	—	635	144	160	157
Loss on disposal of assets(c)	114	141	15	3	4
Legal settlement(d)	—	—	(9)	800	—
Pre-opening costs(e)	2,296	1,902	1,754	1,458	1,122
2013 additional operating week impact(f)	—	—	(661)	—	—
Offering related expenses(g)	1,721	613	—	—	—
Adjusted EBITDA	$28,418	$21,038	$13,996	$10,251	$6,558

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)	One-time costs related to the settlement of a legal matter.
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

(f)

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each of our quarters consists of 13 weeks, with the exception of a 53-week year in which the fourth quarter has 14 weeks. The 2013 fiscal year contained 53 weeks and all other fiscal years presented contained 52 weeks.

(g)	Public offering related expenses.
(9)	Capital expenditures consist of cash paid related to new restaurant construction, the remodel and maintenance of existing restaurants and other corporate expenditures.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiary. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in the section entitled “Item 1A, Risk Factors” and elsewhere in this Annual Report.

Overview

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $39 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and has historically gained market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 29, 2015, we had 142 locations including five franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 142 restaurants in 15 markets in nine states as of December 29, 2015, including five franchised/licensed locations (excluding the five licensed locations in Santa Barbara County, California). We opened 32 restaurants in 2015, consisting of 28 company-operated and four franchised/licensed locations. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Recapitalization and IPO

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

The Habit Restaurants, Inc. is a holding company, and has a controlling direct and indirect equity interest in The Habit Restaurants, LLC. As the sole managing member of The Habit Restaurants, LLC, The Habit Restaurants, Inc. operates and controls all of the business and affairs of The Habit Restaurants, LLC and, through The Habit Restaurants, LLC and its subsidiary, conducts our business. The Habit Restaurants, Inc. consolidates the financial results of The Habit Restaurants, LLC in its consolidated financial statements and reports non-controlling interests related to the LLC Units held by the Continuing LLC Owners on its consolidated financial statements.

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

Pursuant to and subject to the terms of the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any Continuing LLC Owner exchanges its LLC Units, The Habit Restaurants, Inc.’s interest in The Habit Restaurants, LLC will increase. The LLC Agreement also provides that a Continuing LLC Owner will not have the right to exchange LLC Units if, among other things, we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. We may impose additional restrictions on exchange that we determine to be necessary or advisable to prevent The Habit Restaurants, LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. When a holder exchanges LLC Units and an equal number of shares of Class B common stock for shares of Class A common stock, because The Habit Restaurants, Inc. acquires additional LLC Units in connection with such exchange, the number of LLC Units held by The Habit Restaurants, Inc. will correspondingly increase, and such shares of Class B common stock will be cancelled. As noted above, each of the Continuing LLC Owners also holds a number of shares of our Class B common stock equal to the number of LLC Units held by such person. Although shares of Class B common stock have no economic rights, they give holders voting power at The Habit Restaurants, Inc., the managing member of The Habit Restaurants, LLC, at a level that is consistent with their overall equity ownership of our business. Under our amended and restated certificate of incorporation, each share of Class B common stock is entitled to one vote. Accordingly, the voting power afforded to the Continuing LLC Owners by their shares of Class B common stock is automatically and correspondingly reduced as they exchange LLC Units and Class B common stock for shares of our Class A common stock pursuant to the LLC Agreement. Additionally, the voting power afforded to such Continuing LLC Owners will correspondingly increase as a result of the issuance of Class A common stock. Therefore, assuming disinterested members of our board of directors elect to grant Class A common stock in exchange for LLC Units, as a result of these transactions (and without taking into account any subsequent sale of shares of Class A common stock issued pursuant to the LLC Agreement), the voting power will effectively remain unchanged.

Key Measures We Use to Evaluate Our Performance

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are revenue, comparable restaurant sales growth, AUVs, restaurant contribution and number of new restaurant openings.

Restaurant Revenue

Revenue consists of sales of food and beverages in company-operated restaurants and mobile event based catering trucks, net of promotional allowances and employee meals. Several factors impact our revenue in any period, including the number of restaurants in operation and per restaurant sales.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2011, 2012, 2013, 2014 and 2015 there were 30, 36, 51, 68 and 90 company-operated restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable company-operated restaurant sales growth since 2011:

	Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%
Comparable Restaurants	22	24	28	30	31	33	34	36

	Fiscal Year 2013				Fiscal Year 2014				Fiscal Year 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%
Comparable Restaurants	39	45	47	51	56	60	66	68	72	81	86	90

Average Unit Volumes (AUVs)

AUVs are calculated by dividing revenue for the trailing 52-week period for all company-operated restaurants that have operated for 12 full periods by the total number of restaurants open for such period. For purposes of the AUV calculation in 2013, we used the last 52 of the 53 weeks of the fiscal year. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Restaurant Contribution

Restaurant contribution is defined as revenue less restaurant operating costs, which are food and paper costs, labor and related expenses, occupancy and other operating expenses. We expect restaurant contribution to increase in proportion to the number of new company-operated restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.

Number of New Restaurant Openings

The number of company-operated restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our company-operated restaurant base for the fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2015	2014	2013	2012	2011
Company-operated restaurant base
Beginning of period	109	85	63	46	33
Openings	28	24	22	17	13
Restaurants at end of period	137	109	85	63	46
Franchised/licensed restaurants(1)
Beginning of period	1	—	—	—	—
Openings	4	1	—	—	—
Restaurants at end of period	5	1	—	—	—
Total restaurants
Beginning of period	110	85	63	46	33
Openings	32	25	22	17	13
Restaurants at end of period	142	110	85	63	46
Year-over-year growth
Total restaurants	29.1%	29.4%	34.9%	37.0%	39.4%

(1)	Does not include the five licensed locations in Santa Barbara County, California.

Key Financial Definitions

Restaurant revenue. Restaurant revenue represents sales of food and beverages in company-operated restaurants and catering trucks, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.

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

Depreciation and amortization expense. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to fifteen years. Our deemed landlord assets are depreciated over 40 years.

Pre-opening costs. Pre-opening costs are incurred in connection with the hiring and training of personnel, as well as occupancy and other operating expenses during the build-out period of new company-operated restaurant openings. Pre-opening costs also include rent and amortization of tenant incentives recorded between the date of possession and the opening date for our new restaurants. Pre-opening costs are expensed as incurred.

Loss on disposal of assets. Loss on disposal of assets is composed of the loss on retirements and replacements of leasehold improvements, furniture, fixtures and equipment. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.

Interest expense, net. Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, as well as cash payments and accrued charges related to our outstanding credit facility, net of interest income on our investments.

Provision for income taxes. Provision for income taxes represents federal, state and local current and deferred income tax expense. As a partnership, The Habit Restaurants, LLC generally pays no tax on its net income, and each of its members is required to report such member’s allocable share of The Habit Restaurants, LLC’s net income on such member’s income tax returns. In contrast, The Habit Restaurants, Inc. is a corporation for federal, state and local income tax purposes, and The Habit Restaurants, Inc. and its subsidiaries will pay tax on their allocable share of income of The Habit Restaurants, LLC.

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

Leases and Deferred Rent

We record rent expense for our leases, which generally have escalating rentals over the term of the lease and may contain rent holidays or free rents, on a straight-line basis over the lease term. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is reported as pre-opening rent expense in the consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded as deferred rent and amortized as reductions of rent expense beginning when we take control of the related leased space through the term of the lease. The amortization of the tenant incentives for the period prior to the restaurant opening is reported as a reduction of pre-opening rent expense in the consolidated statements of income. Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense when the achievement of specified targets is considered probable. Rent expense for the period after a restaurant opens and contingent rent expense are recorded on the occupancy and other operating expenses line of the consolidated statements of income.

In some cases, the asset we will lease requires construction to ready the space for its intended use, and in certain cases, we have involvement with the construction of leased assets. The construction period begins when we take control of the related leased space and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, we must consider the nature and extent of our involvement during the construction period, and in some cases, our involvement results in us being considered the accounting owner of the construction project; in such cases, we capitalize the landlord’s construction costs, including the value of costs incurred up to the date we take control of the leased space (e.g., our portion of any costs of the building “shell”) and costs incurred during the remainder of the construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. One example of involvement that results in us being considered the accounting owner is a case where we lease a “cold shell.”

Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, we maintain various forms of “continuing involvement” in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the asset as if we are the legal owner, and the financing obligation similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibited derecognition.

Revenue Recognition

We recognize revenue when products are delivered to the customers or meals are served. Revenue is recognized net of sales taxes. We sell gift cards which do not have an expiration date and do not deduct non-usage fees from outstanding gift card balances. Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. A certain amount of gift certificates and gift cards will not be redeemed and may become breakage income or may need to be refunded to the various states. To date, we have not recognized breakage income of gift certificates and gift cards or refunded any amounts to the various states.

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

As of September of 2011, the Financial Accounting Standards Board issued an amendment of the FASB Accounting Standards Codification 350 that has been coined the ASC 350 Impairment Analysis – “Step 0”. Step 0 allows for an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test historically utilized for the impairment of goodwill and to test other indefinite lived assets. If determined necessary after the qualitative test, the standard two-step impairment test shall then be used to identify potential goodwill impairment and measure the amount of goodwill (and other indefinite lived asset) impairment loss to be recognized (if any).

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 29, 2015. However, the Company did not recognize interest expense for uncertain tax positions for the years ended December 29, 2015 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

In order to calculate the fair values and the associated compensation costs for the Class C units, we utilized the Black-Scholes option pricing model, and we developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally required significant judgment. The forfeiture rate was based on historical rates and reduces the compensation expense recognized. The expected term for such awards granted was derived using a representative group of peers within the industry. Expected volatility was estimated using four publicly-traded peer companies in our market category. These were selected based on similarities of certain financial and operational characteristics. Volatility was calculated with reference to the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term. We calculated the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of our Class C units. We did not anticipate paying any cash dividends for the foreseeable future and therefore used an expected dividend yield of zero for valuation purposes.

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

We granted Class C units with conversion prices not less than the fair value of our Class A units, as determined on the date of grant by our board of directors, with input from our management and KarpReilly. In fiscal years 2014 and 2013, we granted Class C units with conversion prices per Class A unit as set forth in the table below, which was the estimated fair value of our Class A units on the respective grant dates. These Class C units were intended to incentivize management to increase profitability and expand our business. The following table summarizes, by grant date, the Class C units granted since the start of fiscal year 2013 and their associated per Class A unit conversion prices:

Grant Date	Class A Units Underlying Class C Units Granted	Conversion Price Per Class A Units	Fair Value Per Class A Units Determined by Our Board at Grant Date
January 31, 2013	400	$292	$292
July 29, 2013	1,450	$292	$292
January 30, 2014	650	$405	$405
April 30, 2014	450	$405	$405
July 1, 2014	10,024	$495	$495
July 31, 2014	3,450	$544	$544

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

Fiscal Year Ended December 29, 2015 Compared to Fiscal Year Ended December 30, 2014

The following table presents selected consolidated comparative results of operations for fiscal year ended December 29, 2015 compared to fiscal year ended December 30, 2014. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	December 29, 2015		December 30, 2014		$	%
Revenue
Restaurant revenue	$230,258	99.9%	$174,544	100.0%	$55,714	31.9%
Franchise/license revenue	344	0.1%	75	0.0%	269	358.7%

Total revenue	230,602	100.0%	174,619	100.0%	55,983	32.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	73,797	32.0%	58,260	33.4%	15,537	26.7%
Labor and related expenses	70,784	30.7%	51,898	29.7%	18,886	36.4%
Occupancy and other operating expenses	35,495	15.4%	27,184	15.6%	8,311	30.6%
General and administrative expenses	23,308	10.1%	17,389	10.0%	5,919	34.0%
Offering related expenses	1,721	0.7%	613	0.4%	1,108	180.8%
Depreciation and amortization expense	11,312	4.9%	8,472	4.9%	2,840	33.5%
Pre-opening costs	2,296	1.0%	1,902	1.1%	394	20.7%
Loss on disposal of assets	114	0.0%	141	0.1%	(27)	-19.1%

Total operating expenses	218,827	95.0%	165,859	95.0%	52,968	31.9%

Income from operations	11,775	5.1%	8,760	5.0%	3,015	34.4%
Other expenses
Interest expense, net	451	0.2%	909	0.5%	(458)	-50.4%
Income before income taxes	11,324	4.9%	7,851	4.5%	3,473	44.2%
Provision for income taxes	2,473	1.1%	299	0.2%	2,174	727.1%

Net income	$8,851	3.8%	$7,552	4.3%	$1,299	17.2%

Restaurant revenue. Restaurant revenue increased $55.7 million, or 31.9%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to a $19.4 million increase in sales from new restaurants which were opened in fiscal year 2015 and a $26.2 million increase in sales from restaurants open for all of fiscal year 2015 that were not open for all of fiscal year 2014 and did not fall into the comparable restaurant base. Comparable restaurant sales increased $9.4 million, or 6.4%, in fiscal year 2015 as compared to fiscal year 2014. Comparable restaurant sales growth was primarily due to an increase in traffic of 2.5% and an increase in average transaction amount of 3.9% in fiscal year 2015 as compared to fiscal year 2014.

Franchise/license revenue. Franchise/license revenue increased $269,000 for fiscal year 2015 compared to fiscal year 2014. The change was primarily due to increased royalty revenue of $137,000 in fiscal year 2015 as compared to fiscal year 2014, due to the increased number of franchised/licensed locations. There was also an increase in franchise fees recognized in fiscal year 2015 of $105,000 as we opened four franchised/licensed locations in fiscal year 2015 compared to one location in fiscal year 2014 and we also had $27,000 in pass through income in fiscal year 2015.

Food and paper costs. Food and paper costs increased $15.5 million, or 26.7%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 32.0% in fiscal year 2015 from 33.4% in fiscal year 2014. This decrease was primarily driven by decreases in beef, chicken, and other protein costs partially offset by higher produce costs in fiscal year 2015.

Labor and related expenses. Labor and related expenses increased $18.9 million, or 36.4%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 30.7% in fiscal year 2015 compared to 29.7% in fiscal year 2014. Labor costs were higher primarily due to wage rate increases for hourly employees and labor inefficiencies associated with the new restaurant openings.  Labor related expenses were higher primarily due to costs associated with healthcare and workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $8.3 million, or 30.6%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses decreased slightly to 15.4% in fiscal year 2015 from 15.6% in fiscal year 2014 primarily due to leverage from sales increases.

General and administrative expenses. General and administrative expenses increased $5.9 million, or 34.0%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to legal, accounting, insurance and other costs incurred because of regulatory obligations in connection with becoming a public company of $2.4 million. As a percentage of revenue, general and administrative expenses increased to 10.1% in fiscal year 2015 from 10.0% in fiscal year 2014, primarily due to the items mentioned above.

Offering related expenses. Offering related expenses increased $1.1 million for fiscal year 2015 as compared to fiscal year 2014. This was primarily due to costs associated with the follow-on offering of the Company’s Class A common stock that was completed on April 15, 2015 and the proposed follow-on offering that was withdrawn in December 2015.

Depreciation and amortization expenses. Depreciation and amortization expense increased $2.8 million, or 33.5%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 4.9% for fiscal year 2015 and fiscal year 2014.

Pre-opening costs. Pre-opening costs were $2.3 million for fiscal year 2015 as compared to $1.9 million for fiscal year 2014. The company opened 28 new company-operated restaurants in fiscal year 2015 compared to 24 new company-operated restaurants that opened in fiscal year 2014. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased slightly to 1.0% in fiscal year 2015, from 1.1% in fiscal year 2014.

Interest expense, net. Interest expense, net decreased $0.5 million, or 50.4%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to decreased borrowings and the associated interest expense. The Company paid down its credit facility in November of 2014 upon completion of the IPO.

Provision for income taxes. Income tax expense was $2.5 million for fiscal year 2015 compared to $0.3 million for fiscal year 2014. Income tax expense was higher in fiscal year 2015 as there was no provision for income taxes for the 2014 period prior to the IPO because we were treated by the holders of our LLC Units as a partnership for federal and applicable state income tax purposes and, as such, were not subject to income tax.

Fiscal Year Ended December 30, 2014 Compared to Fiscal Year Ended December 31, 2013

The following table presents selected consolidated comparative results of operations for the 52 weeks ended December 30, 2014 compared to the 53 weeks ended December 31, 2013. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended(1)				Increase
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	December 30, 2014		December 31, 2013		$	%
Revenue
Restaurant revenue	$174,544	100.0%	$120,373	100.0%	$54,171	45.0%
Franchise/license revenue	75	0.0%	—	0.0%	75	**

Total revenue	174,619	100.0%	120,373	100.0%	54,246	45.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	58,260	33.4%	38,789	32.2%	19,471	50.2%
Labor and related expenses	51,898	29.7%	35,782	29.7%	16,116	45.0%
Occupancy and other operating expenses	27,184	15.6%	18,906	15.7%	8,278	43.8%
General and administrative expenses	17,389	10.0%	12,634	10.5%	4,755	37.6%
Offering related expenses	613	0.4%	—	0.0%	613	**
Depreciation and amortization expense	8,472	4.9%	6,008	5.0%	2,464	41.0%
Pre-opening costs	1,902	1.1%	1,754	1.5%	148	8.4%
Loss on disposal of assets	141	0.1%	15	0.0%	126	*

Total operating expenses	165,859	95.0%	113,888	94.6%	51,971	45.6%

Income from operations	8,760	5.0%	6,485	5.4%	2,275	35.1%
Other expenses
Interest expense, net	909	0.5%	735	0.6%	174	23.7%
Income before income taxes	7,851	4.5%	5,750	4.8%	2,101	36.5%
Provision for income taxes	299	0.2%	—	0.0%	299	**

Net income	$7,552	4.3%	$5,750	4.8%	$1,802	31.3%

*	Not meaningful
**	Not calculable
(1)	The 2014 fiscal year contained 52 weeks, while fiscal 2013 contained 53 weeks.

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

Pre-opening costs. Pre-opening costs increased by $0.1 million, or 8.4%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to 24 new company-operated restaurants that opened in fiscal year 2014 compared to 22 new company-operated restaurants that opened in fiscal year 2013. As a percentage of revenue, pre-opening costs decreased from 1.5% in fiscal year 2013, to 1.1% in fiscal year 2014.

Interest expense, net. Interest expense, net increased $0.2 million, or 23.7%, for fiscal year 2014 as compared to fiscal year 2013, primarily due to increased borrowings and associated interest expense.

Provision for income taxes. Income tax expense was $0.3 million for fiscal year 2014. There was no provision for income taxes for fiscal year 2013 because The Habit Restaurants, LLC was treated by the holders of its LLC Units as a partnership for federal and applicable state income tax purposes and, as such, was not subject to income tax.

Selected Quarterly Financial Data

The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2015 and 2014. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q15	2Q15	3Q15	4Q15	FY15
Total revenue	$54,583	$56,730	$58,648	$60,641	$230,602
Income from operations	3,602	3,582	2,831	1,762	11,775
Net income	2,966	2,419	2,199	1,268	8,851
Net income attributable to non- controlling interests	2,283	1,741	1,281	778	6,082
Net income attributable to The Habit Restaurants, Inc.	$683	$678	$918	$490	$2,769
Basic income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22
Diluted income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22

	Fiscal Quarter(2)
	1Q14	2Q14	3Q14	4Q14	FY14
Total revenue	$37,756	$41,514	$46,996	$48,354	$174,619
Income from operations	2,725	2,549	2,390	1,096	8,760
Net income	2,494	2,303	2,111	644	7,552
Net income attributable to non- controlling interests	2,494	2,303	2,111	676	7,584
Net income (loss) attributable to The Habit Restaurants, Inc.	$—	$—	$—	$(32)	$(32)
Basic loss per share of Class A common stock(3)				$(0.00)	$(0.00)
Diluted loss per share of Class A common stock(3)				$(0.00)	$(0.00)

1)

The quarterly information presented for the fiscal year ended December 29, 2015 reflects the consolidated financial statement results of the Company. Certain totals may not sum exactly due to rounding.

2)

The quarterly information presented for the quarters ended April 1, 2014, July 1, 2014 and September 30, 2014 reflect the consolidated financial statement results attributable to the LLC. The quarterly information presented for the quarter ended December 30, 2014 reflects the consolidated financial statement results of the Company. Certain totals may not sum exactly due to rounding.

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

As of December 29, 2015, we have commitments totaling $2.1 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

Year over year, we have continued to experience positive trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, our existing cash balance at December 29, 2015 and planned borrowing capacity are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at December 29, 2015, our operating cash flows and our credit facility. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2014 to fiscal year 2015 were comprised of a $0.7 million decrease in current assets and a $7.0 million increase in current liabilities. The decrease in current assets was primarily due to a $2.5 million decrease in cash primarily attributed to the timing of payables and accrued expense and the increased capital expenditures from the increased number of restaurant openings, partially offset by an increase in accounts receivable of $1.2 million due primarily to higher tenant allowance receivables which is attributed to the increased number of restaurant openings. The increase in current liabilities was primarily due to higher employee-related accruals of $1.5 million which were primarily due to the increased number of employees and the related increased labor and benefits costs and a $2.8 million increase in accounts payable and accrued expenses which is primarily due to the timing of payments. The increase in currently liabilities was also due to the $2.0 million current portion of our amounts payable under the TRA at December 29, 2015.  The amounts payable under the TRA did not have a current portion at December 30, 2014.

	Fiscal Year Ended
	December 29,	December 30,	December 31,
(amounts in thousands)	2015	2014	2013
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$29,860	$23,194	$15,374
Net cash used in investing activities	(27,659)	(24,403)	(20,234)
Net cash provided by (used in) financing activities	$(4,679)	$50,556	$4,682

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $6.7 million to $29.9 million for the fiscal year ended December 29, 2015 from $23.2 million for the fiscal year ended December 30, 2014. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $7.1 million.

This increase in cash provided by operating activities for the fiscal year ended December 29, 2015 compared to the fiscal year ended December 30, 2014 was partially offset due to increases in prepaid expenses and deposits of $1.1 million which was primarily attributed to the increased number of restaurants.

Net cash provided by operating activities increased by $7.8 million to $23.2 million for the fiscal year ended December 30, 2014 from $15.4 million for the fiscal year ended December 31, 2013. The increase was primarily driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $5.0 million.

In addition, cash increased for the fiscal year ended December 30, 2014 compared to the fiscal year ended December 31, 2013 due to a $1.6 million increase in accounts payable and other accrued expenses which was primarily driven by new restaurant capital expenditure accruals and a $1.2 million increase in prepaid expenses primarily due to the timing of rent payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $3.3 million to $27.7 million for the fiscal year ended December 29, 2015 from $24.4 million for the fiscal year ended December 30, 2014. The increase was primarily due to construction costs for 28 new company-operated restaurants opened during the fiscal year ended December 29, 2015 compared to 24 new company-operated restaurants that opened during the fiscal year ended December 30, 2014, as well as capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Net cash used in investing activities increased by $4.2 million to $24.4 million for the fiscal year ended December 30, 2014 from $20.2 million for the fiscal year ended December 31, 2013. The increase was primarily due to construction costs for 24 new company-operated restaurants opened during the fiscal year ended December 30, 2014 compared to 22 new company-operated restaurants that opened during the fiscal year ended December 31, 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $4.7 million for the fiscal year ended December 29, 2015 compared to cash provided by financing activities of $50.6 million for the fiscal year ended December 30, 2014. This change was primarily due to net proceeds from the IPO that were received in fiscal year 2014 of $92.3 and increased tax distributions to LLC members of $3.0 million in the current year, partially offset by lower tax and other distributions of $28.7 million and decreased principal payments of $11.5 million as the debt was paid down in fiscal year 2014.

Net cash provided by financing activities increased by $45.9 million to $50.6 million cash provided for the fiscal year ended December 30, 2014 from $4.7 million provided by financing activities for the fiscal year ended December 31, 2013, primarily due to net proceeds from the IPO of $92.3 million. This increase was partially offset by increased distributions of $30.2 million and a $16.2 million increase in principal debt payments as we paid our entire debt down in fiscal year 2014.

Credit Facility

We entered into a new credit facility on July 23, 2014 with California Bank & Trust, which expires on July 23, 2017. The credit facility provides for up to $35 million in borrowing capacity to fund the development of new restaurants with borrowings limited to the lesser of 50% or $500,000 of the cost of each new restaurant. Borrowings under the facility are collateralized by substantially all assets of the Company including cash accounts, accounts receivable, general intangibles, inventory, equipment, furniture and fixtures. We rolled over our existing term loans with California Bank & Trust into the credit facility, and therefore this credit facility is our only outstanding loan agreement. The amount previously outstanding under the term loans was considered a drawn-upon portion of the credit facility.

The credit facility contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. We are required to make monthly payments of accrued unpaid interest due as of each payment date, but are not required to pay the outstanding principal, if any, until the maturity date. Borrowings under the credit facility bear interest, at our option, at either (i) a rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as published by the Wall Street Journal in its “Money Rates” or similar chart. In addition we pay a fee equal to 0.25% per annum of the unused portion of the facility quarterly. In addition we are also required to pay a fee of $125,000 on the maturity date of the facility or when this facility is paid in full and retired.

As of December 29, 2015, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 29, 2015, as well as our long-term obligations:

	Total	2016	2017-2018	2019-2020	2021 and Thereafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations	262	88	174	—	—
Operating lease obligations(2)	159,196	15,293	36,656	35,857	71,390
Deemed landlord financing(3)	2,437	395	710	423	909
Purchase obligations	722	722	—	—	—
Total	$162,617	$16,498	$37,540	$36,280	$72,299

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

Off-Balance Sheet Arrangements

As of December 29, 2015, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, which is December 31, 2019.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 29, 2015, we had no outstanding borrowings.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control, as of December 29, 2015, over financial reporting based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 29, 2015:

Name	Age	Position
Russell W. Bendel	61	Chief Executive Officer, President and Director
Ira Fils	50	Chief Financial Officer, Secretary and Director
Anthony Serritella	55	Chief Operating Officer
Peter Whitwell	56	Chief Quality Officer
Russell Friend	54	Chief Development Officer
Matthew Hood	46	Chief Marketing Officer
Christopher Reilly	53	Director
Allan Karp	61	Director
Ira Zecher	63	Director
A. William Allen III	56	Director
Joseph J. Kadow	59	Director

Executive Officer Biographies

Russell W. Bendel was appointed Chief Executive Officer and President of The Habit Restaurants, LLC in June 2008 and was appointed Chief Executive Officer and President of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, LLC since August 2008, and has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Bendel was President and Chief Operating Officer of The Cheesecake Factory. Beginning in June 2001, Mr. Bendel worked at Mimi’s Café as Chief Executive Officer and President. He currently sits on the board of directors of the California Restaurant Association, the board of advisors for the Collins School of Hospitality Management at California State Polytechnic University and on the boards of a number of privately held companies. He holds a Bachelor of Science degree in Hotel Administration from Florida International University. Because of his extensive experience in leadership positions in the restaurant industry, we believe Mr. Bendel is qualified to serve on our board of directors.

Ira Fils was appointed Chief Financial Officer and Secretary of The Habit Restaurants, LLC in August 2008 and was appointed Chief Financial Officer and Secretary of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Fils served as Chief Financial Officer of Mimi’s Café from 2005 to 2008, after joining the Company as Vice President of Finance in 2003. From 1998 to 2003, he served in various financial capacities with increasing responsibility which led to him becoming Chief Financial Officer at Rubio’s Restaurants, Inc. He currently sits on the board of directors of California Fish Grill. He holds an undergraduate degree in economics and an MBA from the University of California, Irvine. Because of his experience in the restaurant industry and his financial knowledge, we believe Mr. Fils is qualified to serve on our board of directors.

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

Director Biographies

Christopher Reilly has served as a director of The Habit Restaurants, LLC since July 2007, and as a director of The Habit Restaurants, Inc. since July 2014. He is a founding partner of KarpReilly, LLC. Prior to KarpReilly, Mr. Reilly was a partner at Apax Partners, L.P. Prior to Apax Partners, Mr. Reilly was a Partner at Saunders, Karp & Megrue, LLC. Mr. Reilly currently serves on the boards of a number of privately held companies. He is also a member of the board of trustees of Providence College. Mr. Reilly holds a B.S. from Providence College and an M.B.A. from New York University’s Leonard N. Stern School of Business. Because of Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience, we believe he is qualified to serve on our board of directors.

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

Ira Zecher has served as a director of The Habit Restaurants, Inc. since August 2014. Mr. Zecher is a managing member of ILZ, LLC, and is a director, audit committee chairman and compensation committee member of the board of Chuy’s Holdings, Inc. (NYSE: CHUY). He previously served as a director, audit committee chairman and compensation committee member of Norcraft Companies, Inc. (NYSE: NCFT) from October 2013 to May 2015. Prior to joining The Habit, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. Mr. Zecher gained extensive experience in audits and transactions at Ernst & Young LLP, where he served as a partner in the Audit and Transaction Advisory Services groups in New York and as the director of the Far East Area Private Equity practice, based in Hong Kong. Mr. Zecher is a CPA and holds a B.A. in accounting from Queens College of the City University of New York. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. Because of Mr. Zecher’s broad accounting and financial experience, we believe he is qualified to serve on our board of directors.

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

Joseph J. Kadow has served on our board of directors since September 2015. Mr. Kadow has served as Executive Vice President, Chief Legal Officer of Bloomin’ Brands, Inc. since 2005, and joined Bloomin’ Brands in 1994 as

Vice President and General Counsel. Prior to that, he served as a partner in the Orlando, Florida office of the national law firm, Baker Hostetler LLP. Mr. Kadow is currently Chairman of the Board of Directors of the National Restaurant Association. Mr. Kadow received his Bachelor’s Degree in Accounting from the University of Scranton and his J.D. from the Dickinson School of Law at Pennsylvania State University. Because of his extensive restaurant industry experience, we believe Mr. Kadow is qualified to serve on our board of directors.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 29, 2015 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1.	Our Consolidated Financial Statements and Notes thereto are set forth starting on page F-1 of this Annual Report.
2.

All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page F-1 of this Annual Report.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this Annual Report.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 3, 2016.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell W. Bendel
Russell W. Bendel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell W. Bendel Russell W. Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 3, 2016

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 3, 2016

/s/ Allan W. Karp Allan W. Karp	Director	March 3, 2016

/s/ Ira Zecher Ira Zecher	Director	March 3, 2016

/s/ A. William Allen III A. William Allen III	Director	March 3, 2016

/s/ Joseph J. Kadow Joseph J. Kadow	Director	March 3, 2016

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

10.1	Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	S-1	333-202706	April 7, 2015	10.1

10.2	Tax Receivable Agreement	10-K	001-36749	March 12, 2015	10.2

10.3	2014 Omnibus Incentive Plan						X

10.4	Form of Restricted Stock Award Agreement	8-K	001-36749	April 16, 2015	10.1

10.5	Form of Non-Statutory Stock Option Award Agreement	8-K	001-36749	April 16, 2015	10.2

10.6	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.7	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

10.8	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

10.9	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.10	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Russell W. Bendel	8-K	001-36749	July 2, 2015	10.1

10.11	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Ira Fils	8-K	001-36749	July 2, 2015	10.2

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.12	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Anthony Serritella					X

10.13	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Peter Whitwell					X

10.14	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement	10-K	001-36749	March 12, 2015	10.15

10.16	Recapitalization Agreement	10-K	001-36749	March 12, 2015	10.16

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

THE HABIT RESTAURANTS, INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 29, 2015 and December 30, 2014	F-3

Consolidated Statements of Income for the years ended December 29, 2015, December 30, 2014 and December 31, 2013	F-4

Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) for the years ended December 29, 2015, December 30, 2014 and December 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 29, 2015, December 30, 2014 and December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. (the “Company”) as of December 29, 2015 and December 30, 2014, the related consolidated statements of income, members’ / shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Habit Restaurants, Inc. as of December 29, 2015 and December 30, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California

March 3, 2016

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 29,	December 30,
	2015	2014
(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$46,991	$49,469
Accounts receivable	4,372	3,187
Inventory	1,123	909
Prepaid expenses and other current assets	1,458	1,117
Total current assets	53,944	54,682
Property and equipment, net	81,524	65,668
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,387	1,441
Deferred tax assets	96,389	14,364
Total long-term assets	202,767	103,940
Total assets	$256,711	$158,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,885	$7,036
Employee-related accruals	5,082	3,617
Accrued expenses	5,119	4,218
Income tax payable	167	191
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,004	—
Sales taxes payable	2,044	1,633
Deferred rent, current portion	609	383
Deferred franchise income, current portion	235	55
Total current liabilities	24,145	17,133
Deferred rent, net of current portion	11,872	8,461
Deemed landlord financing	2,436	2,478
Deferred franchise income, net of current portion	730	895
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	85,596	12,698
Total liabilities	124,779	41,665
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 13,759,754 shares issued and outstanding at December 29, 2015 and 8,974,550 shares issued and outstanding at December 30, 2014.	138	90
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 12,241,482 shares issued and outstanding at December 29, 2015 and 17,028,204 shares issued and outstanding at December 30, 2014.	122	170
Additional paid-in capital	72,841	41,317
Retained earnings (deficit)	2,737	(32)
The Habit Restaurants, Inc. stockholders’ equity	75,838	41,545
Non-controlling interests	56,094	75,412
Total stockholders’ equity	131,932	116,957
Total liabilities and stockholders’ equity	$256,711	$158,622

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2015	2014	2013
(amounts in thousands except share and per share data)
Revenue	$230,602	$174,619	$120,373
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	73,797	58,260	38,789
Labor and related expenses	70,784	51,898	35,782
Occupancy and other operating expenses	35,495	27,184	18,906
General and administrative expenses	23,308	17,389	12,634
Offering related expenses	1,721	613	—
Depreciation and amortization expense	11,312	8,472	6,008
Pre-opening costs	2,296	1,902	1,754
Loss on disposal of assets	114	141	15
Total operating expenses	218,827	165,859	113,888
Income from operations	11,775	8,760	6,485
Other expenses
Interest expense, net	451	909	735
Income before income taxes	11,324	7,851	5,750
Provision for income taxes	2,473	299	—
Net income	8,851	7,552	5,750
Less: net income attributable to non-controlling interests	(6,082)	(7,584)	(5,750)
Net income attributable to The Habit Restaurants, Inc.	$2,769	$(32)	$—
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.22	$(0.00)	—
Diluted	$0.22	$(0.00)	—
Weighted average shares of Class A common stock outstanding:
Basic	12,445,138	8,974,550	—
Diluted	12,451,962	8,974,550	—

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF MEMBERS’ / STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings (deficit)	Members' Equity	Non-controlling Interests	Total
Balance at December 25, 2012	—	$—	—	$—	$—	$—	$39,129	$—	$39,129
Exercise of stock options	—	—	—	—	—	—	77	—	77
Net income	—	—	—	—	—	—	5,750	—	5,750
Tax distributions	—	—	—	—	—	—	(149)	—	(149)
Unit-based compensation	—	—	—	—	—	—	260	—	260
Members' equity at December 31, 2013	—	—	—	—	—	—	45,067	—	45,067
Contribution of equity	50,100	1	—	—	254	—	(255)	—	—
Exercise of stock options	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	7,077	—	7,077
Deferred taxes	—	—	—	—	(1,661)	—	—	—	(1,661)
Tax distributions	—	—	—	—	—	—	(1,351)	—	(1,351)
Unit-based compensation	—	—	—	—	—	—	446	—	446
Stock split	3,174,450	32	—	—	(32)	—	—	—	—
Dividend distributions	—	—	—	—	—	—	(29,000)	—	(29,000)
Attribution of historical equity	—	—	—	—	22,095	—	(22,095)	—	—
Members' equity at November 25, 2014	3,224,550	33	—	—	20,656	—	—	—	20,689
Net (loss) income	—	—	—	—	—	(32)	—	507	475
Deferred tax assets	—	—	—	—	16,133	—	—	—	16,133
Amounts payable to related parties under tax receivable agreement	—	—	—	—	(12,698)	—	—	—	(12,698)
Issuance of Class A common stock, net of offering costs of $4.0 million	5,750,000	57	—	—	92,232	—	—	—	92,289
Issuance of Class B common stock	—	—	17,028,204	170	(170)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	(74,905)	—	—	74,905	—
Stock-based compensation	—	—	—	—	69	—	—	—	69
Stockholders' equity (deficit) at December 30, 2014	8,974,550	90	17,028,204	170	41,317	(32)	—	75,412	116,957
Net income	—	—	—	—	—	2,769	—	6,082	8,851
Deferred tax assets	—	—	—	—	9,547	—	—	—	9,547
Tax distributions	—	—	—	—	—	—	—	(4,354)	(4,354)
Other distributions	—	—	—	—	—	—	—	(269)	(269)
Follow-on offering	4,785,204	48	(4,785,204)	(48)	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,946	—	—	(21,946)	—
Forfeiture of Class B common stock	—	—	(1,518)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31	—	—	1,169	1,200
Stockholders’ equity at December 29, 2015	13,759,754	$138	12,241,482	$122	$72,841	$2,737	$—	$56,094	$131,932

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2015	2014	2013
(amounts in thousands)
Cash flows from operating activities:
Net income	$8,851	$7,552	$5,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,312	8,472	6,008
Amortization of financing fees	42	125	29
Stock-based compensation	1,200	515	260
Loss on disposal of assets	114	141	15
Deferred income taxes	2,463	275	—
Deferred rent	338	321	327
Changes in assets and liabilities:
Accounts receivable	1,983	1,183	1,272
Inventory	(214)	(243)	(332)
Prepaid expenses	(295)	198	(1,016)
Deposits	(978)	(381)	(277)
Accounts payable	1,823	1,831	2,866
Employee-related accruals	1,465	556	495
Accrued expenses	1,448	2,204	(381)
Income taxes payable	(103)	—	—
Sales taxes payable	411	445	358
Net cash provided by operating activities	29,860	23,194	15,374
Cash flows from investing activities:
Purchase of property and equipment	(27,659)	(24,403)	(20,234)
Net cash used in investing activities	(27,659)	(24,403)	(20,234)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	111	77
Tax receivable agreement payments to related parties	(13)	—	—
Tax distributions to LLC members	(4,354)	(1,351)	(149)
Other distributions to LLC members	(269)	(29,000)	—
Proceeds from deemed landlord financing	—	—	96
Payments on deemed landlord financing	(43)	(28)	(35)
Borrowings on long-term debt	—	33,750	6,150
Financing fees on long-term debt	—	(5)	—
Proceeds from IPO, net of offering costs	—	92,289	—
Principal payments on long-term debt	—	(45,210)	(1,457)
Net cash (used in) provided by financing activities	(4,679)	50,556	4,682
Net change in cash and cash equivalents	(2,478)	49,347	(178)
Cash and cash equivalents, beginning of period	49,469	122	300
Cash and cash equivalents, end of period	$46,991	$49,469	$122
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$85	$790	$691
Cash paid for income taxes	$103	$—	$—
NON-CASH FINANCING
Deemed landlord financing	$—	$—	$708
Unpaid purchase of property and equipment	$1,907	$1,528	$1,735
Initial establishment of deferred tax assets	$—	$16,133	$—
Initial establishment of amounts payable under the tax receivable agreement	$—	$12,698	$—

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiary (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Company is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. Our consolidated financial statements for periods prior to the IPO represent the historical operating results and financial position of The Habit Restaurants, LLC.

In November 2014, the Company completed its initial public offering of 5,750,000 shares of Class A common stock, for net proceeds of $92.3 million. In April 2015, the Company completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share. As part of the follow-on offering, 4,785,204 common units in The Habit Restaurants, LLC (“LLC Units”), were exchanged (and a corresponding number of shares of Class B common stock were cancelled) for shares of Class A common stock that were then sold on the open market. All of the shares in the offering were offered by selling stockholders, the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders. Upon completion of this follow-on offering:

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
•

affiliates of KarpReilly, LLC (“KarpReilly”), beneficially owned approximately 16.4% of our outstanding Class A common stock and 62.8% of our outstanding Class B common stock, which aggregated to 38.2% of stockholder voting power. Upon the completion of the follow-on offering, because affiliates of KarpReilly collectively owned less than 50% of the total voting power of the Company’s common stock, the Company was no longer a “controlled company” within the meaning of the Nasdaq listing standards.

•

The Habit Restaurants, Inc. directly or indirectly held 13,759,754 LLC Units, representing 52.9% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

In connection with the recapitalization and the Company’s initial public offering (“IPO”), The Habit Restaurants, LLC limited liability company agreement (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

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

The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income is allocated to holders of LLC Units, including the Company. Accordingly, the Company incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of its subsidiaries, its cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiary with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiary with third parties. In addition to tax expenses, The Habit Restaurants, Inc. will incur expenses related to its operations, plus payments under the TRA, which the Company expects will be significant. The Company intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. Under the terms of the Company’s LLC Agreement, no member shall be obligated personally for any debt, obligation, or liability of the Company.

The Company is headquartered in Irvine, California, and managed and operated 137 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho and Virginia and had a total workforce of 3,949 employees as of December 29, 2015. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), the Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and three franchise agreements through the period ended December 29, 2015. The Company has three licensed locations and two franchise locations as of December 29, 2015.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52 or 53 week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal years 2015 and 2014, which ended on December 29, 2015 and December 30, 2014, respectively, were 52-week fiscal years. Fiscal year 2013, which ended on December 31, 2013, was a 53-week fiscal year.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company had no operations prior to the IPO, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 29, 2015, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

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

Segment information—Management has determined that the Company has multiple reporting units that have similar economic characteristics such as the nature and services they provide, the production process, the type of customer served, the method of how services are provided, and the units are all in the same regulatory environment.  Due to these similar attributes, the Company meets the criteria that allows aggregation of components into one reporting unit for analysis and therefore one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. All of our revenue is derived in the United States of America. All of our assets are located in the United States of America.

Cash and cash equivalents—For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts receivable—Accounts receivable consist of credit card receivables, amounts due from vendors and landlords, catering events and franchisees/licensees. Amounts are stated at the amounts management expects to collect from balances outstanding at fiscal year-end; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory—Inventory consists of food, beverage, and paper goods and is stated at the lower of average cost or market.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 29, 2015, the Company maintained approximately $11 million of its day-to-day operating cash balances with a major financial institution. The remaining $36 million is invested with a major financial institution and consists entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. The Company had no investments in U.S. Treasury instruments at December 30, 2014. At December 29, 2015 and December 30, 2014 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Supplier concentration—The Company has a primary vendor arrangement with a distributor that accounted for 49% of purchases for the fiscal year 2015. This vendor represented approximately 74% of accounts payable at December 29, 2015. This vendor accounted for 47% of purchases and 79% of accounts payable for the year ended December 30, 2014.

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

Fair value measurements— The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets are not amortized but tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. For purposes of applying ASC 350, we have multiple reporting units that have similar economic characteristics such as the nature and services they provide, the production process, the type of customer served, the method of how services are provided, and the units are all in the same regulatory environment.  Due to these similar attributes, the Company meets the criteria that allows aggregation of components into one reporting unit for the analysis. As of September of 2011, the Financial Accounting Standards Board issued an amendment of the FASB Accounting Standards Codification 350 that has been coined the ASC 350 Impairment Analysis – “Step 0”. Step 0 allows for an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test historically utilized for the impairment of goodwill and to test other indefinite lived assets. If determined necessary after the qualitative test, the standard two-step impairment test shall then be used to identify potential goodwill impairment and measure the amount of goodwill (and other indefinite lived asset) impairment loss to be recognized (if any). Accordingly, the Company has not recorded any impairment charges related to goodwill.

Tradenames—Tradenames acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors. Accordingly, tradenames are evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. The Step 0 analysis is also used to evaluate impairment with respect to Tradenames. The Company also annually evaluates any tradenames that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If a tradename that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and tested for impairment in the same manner as a long-lived asset. Accordingly, the Company has not recorded any impairment charges related to tradenames.

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

Deferred rent and tenant improvement allowances—Leases may contain rent holidays, or free rents, and rent escalations during the lease terms. Rental expense is recorded on a straight-line basis starting on the date the Company takes control of the related leased space. The difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. Lease expenses incurred prior to store openings are recognized on a straight-line basis and are included in pre-opening costs. From time to time, the Company may receive tenant improvement allowances from its lessors. These amounts are recorded as deferred rent and amortized as reductions of rent expense beginning when the Company takes control of the related leased space through the term of the lease. The amortization of the tenant incentives for the period prior to the restaurant opening is reported as a reduction of pre-opening rent expense in the consolidated statements of income. For leases where the Company is considered to be the owner of the construction project and received tenant improvement allowances, the Company records these amounts received as a component of the deemed landlord financing liability. See Note 7.

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s ARO is $130,000 and $122,000 at December 29, 2015 and December 30, 2014, respectively.

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

Franchise fee revenue—Franchise fee revenue consists of fees charged to franchise owners who enter into a franchise agreement with the Company. The Company recognizes franchise fee revenue when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise have commenced. The fees collected by the Company upon signing a franchise agreement are deferred until operations have commenced. There was franchise fee revenue of $100,000 and $15,000 recognized in fiscal years 2015 and 2014, respectively, and no franchise fee revenue recognized in fiscal year 2013.

Royalty revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. There was royalty revenue of $197,000 and $60,000 recognized in fiscal years 2015 and 2014, respectively, and no royalty revenue recognized in fiscal year 2013.

Franchise area development fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. There were franchise area development fees of $20,000 recognized in fiscal year 2015, and no franchise area development fees were recognized for fiscal year 2014 or fiscal year 2013.

Sales tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net sales in the consolidated statements of income. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift certificates and gift cards—Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift certificates and gift cards were $1,204,000 and $854,000 at December 29, 2015 and December 30, 2014, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets. Gift certificates and gift cards do not carry an expiration date; therefore, customers can redeem their gift certificates and gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A certain amount of gift certificates and gift cards will not be redeemed and may become breakage income or may need to be refunded to the various states. To date, the Company has not recognized breakage income of gift certificates and gift cards or refunded any amounts to the various states.

Advertising costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $1,300,000, $1,031,000 and $664,000 for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, and is included in operating, pre-opening and general and administrative expenses in the consolidated statements of income.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at December 30, 2014. However, the Company did not recognize interest expense for uncertain tax positions for the years ended December 29, 2015 and December 30, 2014 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

Non-controlling Interest—The non-controlling interest on the consolidated statement of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of December 29, 2015, the non-controlling interest was 47.1%.

Management incentive plans—Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan. The provisions to this plan are detailed in Note 10-Management Incentive Plans. The Habit Restaurants, LLC maintained a management incentive plan that provided for the grant of Class C units. Class C units were intended to be “profits interests” for U.S. federal income tax purposes. The Class C units participated in distributions and, if vested, could have been converted to Class A units. Because of the ability of the Class C Unit-holder to convert his or her Class C units to Class A units, the Class C units were accounted for as equity classified awards.

In conjunction with the Company’s IPO, all vested and unvested units issued under this plan were exchanged for Common Units of The Habit Restaurants, LLC. The unvested portion of the Common Units as of the effective date of the IPO, continue to vest over the remaining period.

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

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) attributable to the Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for fiscal year 2015 and the period from November 25, 2014 through December 30, 2014:

	Fiscal Years Ended
	December 29,	December 30,
(amounts in thousands, except share and per share data)	2015	2014
Numerator:
Net income attributable to controlling and non-controlling interests	$8,851	$7,552
Less: net income attributable to non-controlling interests	$(6,082)	$(7,584)
Net income (loss) attributable to The Habit Restaurants, Inc.	$2,769	$(32)

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	12,445,138	8,974,550
Diluted	12,451,962	8,974,550
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.22	$(0.00)
Diluted	$0.22	$(0.00)
Below is a reconciliation of basic and diluted share counts
Basic	12,445,138	8,974,550
Dilutive effect of stock options	6,824	—
Diluted	12,451,962	8,974,550

The Company completed its IPO on November 25, 2014. Since that date, the Company has consolidated its results into the results of The Habit Restaurants, LLC. As a result, only the net income (loss) attributable to the Company’s controlling interest from the period subsequent to the IPO is considered in the earnings per share calculation.

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

As of December 29, 2015, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 230,113 had been granted as of December 29, 2015. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method. As of December 30, 2014 16,667 options had been granted under the 2014 Omnibus Incentive Plan. These options were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 29, 2015 and to apply the guidance retrospectively to all periods presented. Accordingly, the Company reclassified the prior period amount of $528,000 related to its deferred tax asset from current to noncurrent, resulting in an addition to the noncurrent deferred income tax asset for the same amount for that period, according to the requirement to offset and present as a single amount. The application of this guidance affects classification only, and did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of the adoption of this standard on its consolidated results of operation and financial position, as well as which transition approach to use.

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

Prior to the IPO, all earnings were entirely allocable to the Continuing LLC Owners, for the periods after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interest for the periods presented (dollar amounts in thousands):

	Fiscal Year Ended	November 26, 2014
	December 29,	through
	2015	December 30, 2014
Income before income taxes	$11,324	$774
Weighted average non-controlling interests ownership percentage	53.7%	65.5%
Net income attributable to non-controlling interests	$6,082	$507

Note 4—Fair Value Measurements

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at December 29, 2015 was $36.0 million and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying consolidated balance sheets. There were no investments at December 30, 2014.

Note 5—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 29,	December 30,
	2015	2014
Leasehold improvements	$59,038	$44,779
Equipment	29,954	22,125
Furniture and fixtures	18,183	14,945
Buildings under deemed landlord financing	2,548	2,548
Smallwares	1,075	831
Vehicles	926	686
Construction in progress	4,504	3,469
	116,228	89,383
Less: Accumulated depreciation and amortization	(34,704)	(23,715)
	$81,524	$65,668

Depreciation expense was $11,312,000, $8,472,000 and $6,008,000 for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of seven buildings under deemed landlord financing as of December 29, 2015 and December 30, 2014, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. See Note 8—Commitments and Contingencies for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll costs were $1.3 million, $1.0 million and $0.8 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

Note 6—Income Taxes

Income before the provision for income taxes as shown in the accompanying consolidated statements of income is as follows (in thousands):

	Fiscal Year Ended
	2015	2014
Domestic	$11,324	$7,851
Income before provision for income taxes	$11,324	$7,851

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2015	2014
Current
Federal	$—	$—
State and local	10	24
Total current expense	$10	$24
Deferred expense
Federal	$1,919	$254
State and local	544	21
Total deferred expense	$2,463	$275
Provision for income taxes	$2,473	$299

Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes. As a result of the recapitalization, IPO and April follow-on offering, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is subject to U.S federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The Habit Restaurants, Inc. and its corporate subsidiaries will file its federal income tax return on a consolidated basis.

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

	Fiscal Year Ended
	2015	2014
U.S. statutory tax rate	34.0%	34.0%
State and local taxes, net of federal effect	3.2%	0.6%
Permanent differences	2.5%	0.2%
Income passed through to non-controlling interests	(17.9)%	(31.0)%
Effective tax rate	21.8%	3.8%

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

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 29, 2015	December 30, 2014
Deferred tax assets
Accrued liabilities	$—	$99
Deferred income	1,020	801
Deferred rent	780	411
Tax Receivable Agreement - imputed interest	7,447	1,116
Goodwill and intangibles	89,961	14,188
Net operating losses	1,676	536
Other	1,127	—
Total deferred tax assets	102,011	17,151
Deferred tax liabilities
Property and equipment	(5,143)	(2,488)
Prepaids	(276)	(153)
Other	(203)	(146)
Total deferred tax liabilities	(5,622)	(2,787)
Net deferred tax assets	$96,389	$14,364

The increase in deferred tax assets was primarily due to an increase in the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. In April 2015, the Company completed a follow-on offering as described in Note 1, and recorded deferred tax assets of $84,871,000 associated with basis differences in assets upon acquiring additional interests in The Habit Restaurants, LLC. The Company also recorded $74,915,000 of additional TRA liabilities representing 85% of the tax savings that the Company expects to receive in connection with additional basis in tax attributes created as a result of the follow-on offering and tax benefits attributable to additional payments to be made under the TRA, including imputed interest, associated with the April follow-on offering. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the secondary offering are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on our balance sheet. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 29, 2015, the Company had federal and state net operating loss carry forwards of $4,362,000 and $3,376,000, respectively. The federal net operating loss carry forwards will begin to expire in 2035 and the state net operating loss carry forwards will begin to expire in 2036.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, is as follows (in thousands):

	Fiscal Year Ended
	December 29, 2015	December 30, 2014
Balance at the beginning of the year	$167	$—
Increases for current year tax positions	—	—
Increases for prior year tax positions	—	167
Decreases in prior year tax positions	—	—
Settlements with taxing authorities	—	—
Lapse in statures of limitations	—	—
Balance at the end of the year	$167	$167

Included in the balance of unrecognized tax benefits as of December 29, 2015 are $167,000 of tax benefits, that if recognized, would affect the effective tax rate. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 29, 2015 and December 30, 2014 as the Company believes the amounts would be immaterial.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, Inc. will file its Federal income tax return by September 15, 2016. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. The federal statute of limitations for certain corporate entities acquired by The Habit Restaurants, Inc. remain open for the tax years 2008 and forward as a result of net operating losses generated within those years. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for four years after the income tax returns have been filed.

Tax Receivable Agreement

In connection with the IPO that occurred in the fiscal year ended 2014, the Company entered into a TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the Company’s balance sheet. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

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

As of December 29, 2015, the Company recorded a liability of $87,600,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the fiscal year ended December 29, 2015 is a result of the follow-on offering that was completed in April 2015.

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

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of December 29, 2015 and December 30, 2014, there were no borrowings outstanding against the Credit Facility, respectively.

Interest related to the long-term debt and principal payments are due monthly. Interest expense amounted to $130,000, $588,000 and $455,000 for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of December 29, 2015, the Company was in compliance with all covenants.

At December 29, 2015, the expected and estimated maturities of the Company’s deemed landlord financing are as follows: (in thousands)

Deemed
Landlord
Fiscal year end	Financing
2016	$395
2017	404
2018	306
2019	245
2020	178
Thereafter	908
$2,436

Note 8—Commitments and Contingencies

Leases—The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases with remaining terms ranging from one to 15 years with renewal options ranging from five to 20 years. The restaurants’ leases generally include land and buildings, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Total rent expense was $12.3 million, $9.4 million and $6.7 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, and is included in occupancy and other operating expenses and pre-opening costs. Included in rent expense was $0.8 million, $0.7 million and $0.3 million for contingent rentals, which are payable on the basis of the percentage of sales in excess of base rent amounts, for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

In some cases, the asset the Company will lease requires construction to ready the space for its intended use, and in certain cases, the Company has involvement with the construction of leased assets. The construction period begins when the Company takes control of the related leased space and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, the Company must consider the nature and extent of its involvement during the construction period, and in some cases, its involvement results in it being considered the accounting owner of the construction project. Primarily, such involvement results in the Company being considered the accounting owner in cases where the Company leases a “cold shell.” By completing the construction of key structural components of a leased building, the Company is deemed to have participated in the construction of the landlord asset. In such cases, the Company capitalizes the landlord’s construction costs, including the value of costs incurred up to the date the Company takes control of the leased space (e.g., the building “shell”) and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, the Company is required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if the Company can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, the Company maintains various forms of “continuing involvement” in the property, thereby precluding it from derecognizing the asset and associated financing obligations following the construction completion. In those cases, the Company will continue to account for the landlord’s asset as if the Company is the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted the Company would be required to account for the lease as either operating or capital in accordance with ASC 840. As of December 29, 2015 and December 30, 2014 the Company has not derecognized any landlord assets or associated financing obligations. The Company determined that it was the accounting owner of a total of seven leased buildings as a result of the application of build-to-suit lease accounting as of December 29, 2015 and December 30, 2014.

The aggregate future minimum lease payments under non-cancelable operating leases are approximately: (in thousands)

		Deemed
	Operating	Landlord
Fiscal year end	Leases	Leases
2016	$15,001	$292
2017	17,812	292
2018	18,311	241
2019	18,143	212
2020	17,317	185
Thereafter	71,059	331
	$157,643	$1,553

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2016 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 29, 2015, the Company had approximately $2.1 million in such commitments related to new restaurants.

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

Note 9—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $87,000, $70,000 and $53,000 for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

Note 10—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying consolidated statements of income. The stock-based compensation expense related to the 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	December 29,	December 30,	December 31,
	2015	2014	2013
Stock-based compensation expense	$1,200	$515	$260
Total	$1,200	$515	$260

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

The 2014 Omnibus Incentive Plan will be administered by our board of directors or a committee of our board of directors (the “Administrator”). The Administrator will have the authority to, among other things, interpret the 2014 Omnibus Incentive Plan, determine eligibility for, grant and determine the terms of awards under the 2014 Omnibus Incentive Plan, and to do all things necessary to carry out the purposes of the 2014 Omnibus Incentive Plan. The Administrator’s determinations under the 2014 Omnibus Incentive Plan will be conclusive and binding. The Administrator will determine the time or times at which an award will vest or become exercisable. The maximum term of an award will not exceed ten years from the date of grant.

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for fiscal year ended December 29, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	16,666	$18.00	9.9	$261,323
Granted	159,021	$31.54
Forfeited	(1,000)	$32.32
Exercised	—

Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	$—

Exercisable at December 29, 2015	5,554	$18.00	8.9	$32,102
Disclosure Information
Weighted average fair value of options granted	$7.63
Dividend yield	0.0%
Weighted average risk-free interest rate	1.37%
Weighted average volatility	31.7%
Forfeiture rate	5.2%
Expected term (years)	5.5

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted during 2015 was based on a representative peer group within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 29, 2015 and December 30, 2014, and multiplying this result by the related number of options outstanding and expected to vest at December 29, 2015 and December 30, 2014, and exercisable at December 29, 2015. The estimated fair values of the common stock used in the above calculations were $23.78 per share and $33.68 per share, the closing prices of the Company’s common stock on December 29, 2015 and December 30, 2014, respectively, the last trading day of each fiscal year.

There was approximately $1.1 million of total unrecognized compensation costs related to options granted under the Plan as of December 29, 2015. That cost is expected to be recognized over a weighted average period of 4.2 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for fiscal year ended December 29, 2015 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2014	—
Granted	54,426	$31.80
Forfeited	(500)	$32.32
Vested	—
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	$1,282,360

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at December 29, 2015 by the estimated fair value of the common stock as of December 29, 2015. The estimated fair value of the common stock as of December 29, 2015 used in the above calculation was $23.78 per share, the closing price of the Company’s common stock on December 29, 2015, the last trading day of the fiscal year.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 29, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $1.4 million. That cost is expected to be recognized over a weighted average period of 4.4 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units with an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of December 29, 2015 there was approximately $2.5 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 11—Management Fee

Prior to the IPO, for providing management services to the Company, the equity investor of The Habit Restaurants, LLC earned an annual management fee of $135,000, payable quarterly. In addition, the investor was reimbursed for all expenditures made on behalf of the Company, including without limitation, legal, accounting, investment banking, consulting, research and other professional services to the Company, travel and other out-of-pocket expenses and filing and similar fees; all custody, transfer, registration and similar expenses, including: all brokerage and finders’ fees and commissions and discounts incurred in connection with the purchase or sale of securities and all interest on borrowed funds.

The Company terminated this agreement with the equity investor upon completion of the IPO and paid a one-time termination fee to the equity sponsor of $500,000 that was expensed in fiscal year 2014.

For the fiscal years ended December 30, 2014 and December 31, 2013, respectively, the Company incurred management fees and reimbursable expenses totaling $635,000 and $144,000 to the investor and such amounts are included in general and administrative expenses in the combined consolidated statements of income. There were no management fees incurred for the year ended December 29, 2015, as the agreement was terminated during fiscal year 2014. The Company did not owe any management fees to the investor as of December 29, 2015 and December 30, 2014.

Note 12—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 10—Management Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $4,623,000, $30,351,000 and $149,000 were declared and paid for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively. Members of The Habit Restaurants, LLC who held unvested units will not receive their portion of the 2014 distribution until the units vest. Distributions of $269,000 on such amounts were paid as of December 29, 2015, and are included in the distributions above. The amount of the unpaid distribution as of December 29, 2015 amounted to $729,000. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested will continue to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. Pursuant to and subject to the terms of the Limited Liability Company Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners have the right to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Note 13—Stockholders’ Equity

The Company is authorized to issue 140,000,000 shares of capital stock, consisting of 70,000,000 shares of Class A common stock, par value $0.01 per share, and 70,000,000 shares of Class B common stock, par value $0.01 per share.

As discussed in Note 1, in November 2014, the Company completed its IPO of 5,750,000 shares of its Class A common stock at a price to the public of $18.00 per share. As discussed in Note 12, the existing owners of The Habit Restaurants, LLC continue to hold common units in The Habit Restaurants, LLC, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of common units held by them in connection with the completion of the IPO. Each such share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. The Company’s Class A and Class B common stock generally vote together as a single class on all matters submitted to a vote of stockholders, except as otherwise required by applicable law. However, the Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of the Company. When a member of The Habit Restaurants, LLC exchanges common units for shares of Class A common stock, such corresponding shares of Class B common stock will be cancelled.

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

Note 14—Operating Agreements

The Company has entered into employment agreements with respect to operating restaurants. Under the terms of the agreements, these employees are entitled to a cash bonus calculated as a percentage of individual restaurant operating profits within certain geographic areas, based upon an agreed upon formula. Certain employees under these agreements were required to contribute cash for each store opened based upon the terms of the agreement. The cash contributed by such employee is refundable upon the termination of his or her employment with the Company, and therefore the amounts are recorded within employee-related accruals. The Company has the exclusive right and option, but not the obligation, to purchase these employees’ interests in the individual restaurant operating profits for an amount agreed upon within the employment agreements. The Company is accreting the expense for the potential purchase of these employees’ interests and has recorded approximately $19,000 and $7,000 in expense in the fiscal years ended December 29, 2015 and December 30, 2014, respectively, and such amounts are included in general and administrative expenses in the combined consolidated statements of income. There was no expense recorded in fiscal year 2013.

Compensation expense recorded under the terms of these agreements amounted to $85,000, $265,000 and $34,000 for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, and are recorded under general and administrative expenses. During 2013, an employee who had an operating agreement with the Company terminated his agreement with the Company. During 2014, an employee who had an operating agreement with the Company had that operating agreement bought out by the Company. During 2015, an employee who had an operating agreement with the Company terminated his agreement with the Company and two new operating agreements were entered into. As of December 29, 2015 there were three active employment agreements.

Note 15—Quarterly Financial Reporting

(Unaudited)

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q15	2Q15	3Q15	4Q15	FY15
Total revenue	$54,583	$56,730	$58,648	$60,641	$230,602
Income from operations	3,602	3,582	2,831	1,762	11,775
Net income	2,966	2,419	2,199	1,268	8,851
Net income attributable to non-controlling interests	2,283	1,741	1,281	778	6,082
Net income attributable to The Habit Restaurants, Inc.	$683	$678	$918	$490	$2,769
Basic income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22
Diluted income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22

	Fiscal Quarter(2)
	1Q14	2Q14	3Q14	4Q14	FY14
Total revenue	$37,756	$41,514	$46,996	$48,354	$174,619
Income from operations	2,725	2,549	2,390	1,096	8,760
Net income	2,494	2,303	2,111	644	7,552
Net income attributable to non-controlling interests	2,494	2,303	2,111	676	7,584
Net income (loss) attributable to The Habit Restaurants, Inc.	$—	$—	$—	$(32)	$(32)
Basic loss per share of Class A common stock(3)				$(0.00)	$(0.00)
Diluted loss per share of Class A common stock(3)				$(0.00)	$(0.00)

1)

The quarterly information presented for the fiscal year ended December 29, 2015 reflects the consolidated financial statement results of the Company. Certain totals may not sum exactly due to rounding.

2)

The quarterly information presented for the quarters ended April 1, 2014, July 1, 2014 and September 30, 2014 reflect the consolidated financial statement results attributable to the LLC. The quarterly information presented for the quarter ended December 30, 2014 reflects the consolidated financial statement results of the Company. Certain totals may not sum exactly due to rounding.

3)

All earnings per share information attributable to these historical periods is not comparable to earnings per share information attributable to the Company after the IPO and, as such, has been omitted.