Form 10-Q
period 2016-03-29
Habit Restaurants, Inc.
filed 2016-05-05
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 4, 2016, there were 15,851,088 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 10,158,219 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,
	2016	December 29,
	(Unaudited)	2015
(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$50,154	$46,991
Accounts receivable	4,485	4,372
Inventory	1,104	1,123
Prepaid expenses and other current assets	1,988	1,458
Total current assets	57,731	53,944
Property and equipment, net	85,015	81,524
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,556	2,387
Deferred tax assets	101,801	96,389
Total long-term assets	211,839	202,767
Total assets	$269,570	$256,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,239	$8,885
Employee-related accruals	6,524	5,082
Accrued expenses	4,154	5,119
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,014	2,004
Sales taxes payable	2,375	2,044
Deferred rent, current portion	791	609
Deferred franchise income, current portion	295	235
Total current liabilities	25,559	24,145
Deferred rent, net of current portion	12,168	11,872
Deemed landlord financing	3,853	2,436
Deferred franchise income, net of current portion	720	730
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	92,225	85,596
Total liabilities	134,525	124,779
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 14,373,183 shares issued and outstanding at March 29, 2016 and 13,759,754 shares issued and outstanding at December 29, 2015.	144	138
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 11,627,041 shares issued and outstanding at March 29, 2016 and 12,241,482 shares issued and outstanding at December 29, 2015.	116	122
Additional paid-in capital	75,688	72,841
Retained earnings	4,118	2,737
The Habit Restaurants, Inc. stockholders’ equity	80,066	75,838
Non-controlling interests	54,979	56,094
Total stockholders’ equity	135,045	131,932
Total liabilities and stockholders’ equity	$269,570	$256,711

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended
	March 29,	March 31,
	2016	2015
(amounts in thousands except share and per share data)
Revenue	$66,957	$54,583
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	20,101	17,869
Labor and related expenses	21,421	16,425
Occupancy and other operating expenses	10,488	7,996
General and administrative expenses	6,709	5,205
Offering related expenses	—	483
Depreciation and amortization expense	3,412	2,667
Pre-opening costs	260	323
Loss on disposal of assets	39	13
Total operating expenses	62,430	50,981
Income from operations	4,527	3,602
Other expenses
Interest expense, net	127	117
Income before income taxes	4,400	3,485
Provision for income taxes	1,005	519
Net income	$3,395	$2,966
Less: net income attributable to non-controlling interests	(2,014)	(2,283)
Net income attributable to The Habit Restaurants, Inc.	$1,381	$683
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	14,049,710	8,974,550
Diluted	14,050,990	8,979,230

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 29, 2015	13,759,754	$138	12,241,482	$122	$72,841	$2,737	$56,094	$131,932
Net income	—	—	—	—	—	1,381	2,014	3,395
Deferred tax assets	—	—	—	—	(221)	—	—	(221)
Tax distributions	—	—	—	—	—	—	(375)	(375)
Other distributions	—	—	—	—	—	—	(32)	(32)
Exchanges	613,429	6	(613,429)	(6)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	3,057	—	(3,057)	—
Forfeiture of Class B common stock	—	—	(1,012)	—	—	—	—	—
Stock-based compensation	—	—	—	—	11	—	335	346
Stockholders’ equity at March 29, 2016	14,373,183	$144	11,627,041	$116	$75,688	$4,118	$54,979	$135,045

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	13 Weeks Ended
	March 29,	March 31,
	2016	2015
(amounts in thousands)
Cash flows from operating activities:
Net income	$3,395	$2,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,412	2,667
Amortization of financing fees	10	10
Stock-based compensation	346	213
Loss on disposal of assets	39	13
Deferred income taxes	1,005	519
Deferred rent	(87)	(13)
Changes in assets and liabilities:
Accounts receivable	448	781
Inventory	19	79
Prepaid expenses	(531)	(1,389)
Deposits and other assets	(179)	(261)
Accounts payable	(76)	1,107
Employee-related accruals	1,442	1,387
Accrued expenses	223	62
Income taxes payable	—	(30)
Sales taxes payable	332	317
Net cash provided by operating activities	9,798	8,428
Cash flows from investing activities:
Purchase of property and equipment	(6,213)	(3,927)
Net cash used in investing activities	(6,213)	(3,927)
Cash flows from financing activities:
Tax distributions to LLC members	(375)	(308)
Other distributions to LLC members	(32)	(36)
Payments on deemed landlord financing	(15)	(9)
Net cash used in financing activities	(422)	(353)
Net change in cash and cash equivalents	$3,163	$4,148
Cash and cash equivalents, beginning of period	46,991	49,469
Cash and cash equivalents, end of period	$50,154	$53,617
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22	$19
Cash paid for income taxes	$—	$30
NON-CASH FINANCING
Deemed landlord financing	$1,433	$—
Unpaid purchase of property and equipment	$1,202	$1,005

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

The condensed consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its wholly-owned subsidiary (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Habit Restaurants, Inc. is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue.

In November 2014, the Company completed its initial public offering of 5,750,000 shares of Class A common stock, for net proceeds of $92.3 million. In April 2015, the Company completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share. As part of the follow-on offering, 4,785,204 common units in The Habit Restaurants, LLC (“LLC Units”), were exchanged (and a corresponding number of shares of Class B common stock were cancelled) for shares of Class A common stock that were then sold on the open market. All of the shares in the follow-on offering were offered by selling stockholders, the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders. Upon completion of this follow-on offering:

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
•

affiliates of KarpReilly, LLC (“KarpReilly”), beneficially owned approximately 16.4% of our outstanding Class A common stock and 62.8% of our outstanding Class B common stock, which aggregated to 38.2% of our voting power. Upon the completion of the follow-on offering, because affiliates of KarpReilly collectively owned less than 50% of the total voting power of the Company’s common stock, the Company was no longer a “controlled company” within the meaning of the Nasdaq listing standards; and

•

The Habit Restaurants, Inc. directly or indirectly held 13,759,754 LLC Units, representing 52.9% of the economic interest in The Habit Restaurants, LLC, and exercises exclusive control over The Habit Restaurants, LLC, as its sole managing member.

During the quarter ended March 29, 2016, 613,429 LLC Units were exchanged by the Continuing LLC Owners, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. As a result of these exchanges, as of March 29, 2016, The Habit Restaurants, Inc. directly or indirectly held 14,373,183 LLC Units, representing a 55.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

In connection with the recapitalization and the Company’s IPO, The Habit Restaurants, LLC limited liability company agreement (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiary) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

As the sole managing member of The Habit Restaurants, LLC, the Company has the right to determine when distributions will be made to the unit holders of The Habit Restaurants, LLC, and the amount of any such distributions (in each case subject to the requirements with respect to the tax distributions described below). If The Habit Restaurants, Inc. authorizes a distribution, such distribution will be made to the unit holders of The Habit Restaurants, LLC, including The Habit Restaurants, Inc., pro rata in accordance with their respective ownership of the LLC Units (other than, for clarity, certain non-pro rata distributions to the Company to satisfy certain of the Company’s obligations). Notwithstanding the foregoing, The Habit Restaurants, LLC bears the cost of or reimburses The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc. The Company also entered into a tax receivable agreement (“TRA”).

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

The Company is headquartered in Irvine, California, and, as of March 29, 2016, managed and operated 140 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho and Virginia. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), the Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and three franchise agreements through March 29, 2016. The Company had three licensed locations and two franchised locations as of March 29, 2016.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. It is the Company’s opinion that all adjustments considered necessary for the fair presentation of its results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2015, included in the Company’s annual report on Form 10-K. The Company uses a 52 or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2015, which ended on December 29, 2015, was a 52-week fiscal year. Fiscal year 2016, which will end on December 27, 2016, is also a 52-week fiscal year.

Note 2—Summary of Significant Accounting Policies

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 29, 2016 and December 29, 2015, the Company maintained approximately $15 million and $11 million, respectively, of its day-to-day operating cash balances with a major financial institution. The remaining $35 million and $36 million at March 29, 2016 and December 29, 2015, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At March 29, 2016 and December 29, 2015 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. As of March 29, 2016 the non-controlling interest was 44.7%.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 week periods ended March 29, 2016 and March 31, 2015:

	13 Weeks Ended
	March 29,	March 31,
(amounts in thousands, except share and per share data)	2016	2015
Numerator:
Net income attributable to controlling and non-controlling interests	$3,395	$2,966
Less: net income attributable to non-controlling interests	$(2,014)	$(2,283)
Net income attributable to The Habit Restaurants, Inc.	$1,381	$683
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	14,049,710	8,974,550
Diluted	14,050,990	8,979,230
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
Below is a reconciliation of basic and diluted share counts
Basic	14,049,710	8,974,550
Dilutive effect of stock options	1,280	4,680
Diluted	14,050,990	8,979,230

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 11,627,041 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of March 29, 2016, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 637,111 and 16,666 had been granted as of March 29, 2016 and March 31, 2015, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and any anti-dilutive shares from this calculation have been excluded from the diluted EPS.

Recent Accounting Pronouncements— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

Note 3—Non-controlling Interests

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration. At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent.

The non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock and the non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interest portion as of March 29, 2016, which was 44.7%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interest for the periods presented (dollar amounts in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 29,	March 31,
	2016	2015
Income before income taxes	$4,400	$3,485
Weighted average non-controlling interests ownership percentage	45.8%	65.5%
Net income attributable to non-controlling interests	$2,014	$2,283

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at March 29, 2016 and December 29, 2015 was $35.0 million and $36.0 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	March 29,	December 29,
	2016	2015
Leasehold improvements	$60,825	$59,038
Equipment	31,842	29,954
Furniture and fixtures	18,519	18,183
Buildings under deemed landlord financing	3,981	2,548
Smallwares	1,153	1,075
Vehicles	1,162	926
Construction in progress	5,511	4,504
	122,993	116,228
Less: Accumulated depreciation and amortization	(37,978)	(34,704)
	$85,015	$81,524

Depreciation expense was approximately $3,412,000 and $2,667,000 for the 13 weeks ended March 29, 2016 and March 31, 2015, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it was the accounting owner of a total of 10 buildings under deemed landlord financing as of March 29, 2016 and the accounting owner of a total of seven buildings under deemed landlord financing as of December 29, 2015, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 13 weeks ended March 29, 2016 and March 31, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 22.8% and 14.9% for the 13 weeks ended March 29, 2016 and March 31, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 41.82% and 43.18% for the 13 week periods ended March 29, 2016 and March 31, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded.

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

Tax Receivable Agreement

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed in the accompanying condensed consolidated balance sheets. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A common stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

As of March 29, 2016, the Company recorded a liability of $94,239,000, representing the payments due to the Continuing LLC Owners under the TRA.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with a potential payment becoming due after the filing of the Company’s 2015 federal income tax return, which will be due on September 15, 2016 (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e. payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million credit facility (the “Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of March 29, 2016 and December 29, 2015, there were no borrowings outstanding against the Credit Facility, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of March 29, 2016, the Company was in compliance with all covenants.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2016 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of March 29, 2016, the Company had approximately $6.1 million in such commitments related to new restaurants.

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

Note 9—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying condensed consolidated statements of income. The stock-based compensation expense related to the 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	13 Weeks Ended
	March 29,	March 31,
	2016	2015
Stock-based compensation expense	$346	$213
Total	$346	$213

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards are granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024.

The purpose of the 2014 Omnibus Incentive Plan is to advance the Company’s interests by providing for the grant to eligible individuals of equity-based and other incentive awards.

The 2014 Omnibus Incentive Plan is administered by our board of directors or a committee of our board of directors (the “Administrator”). The Administrator has the authority to, among other things, interpret the 2014 Omnibus Incentive Plan, determine eligibility for, grant and determine the terms of awards under the 2014 Omnibus Incentive Plan, and to do all things necessary to carry out the purposes of the 2014 Omnibus Incentive Plan. The Administrator’s determinations under the 2014 Omnibus Incentive Plan are conclusive and binding. The Administrator will determine the time or times at which an award will vest or become exercisable. The maximum term of an award will not exceed ten years from the date of grant.

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 13 weeks ended March 29, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	—
Granted	310,995	$19.01
Forfeited	(2,402)	$32.32
Exercised	—
Outstanding and expected to vest at March 29, 2016	483,280	$23.01	9.7	$—
Exercisable at March 29, 2016	5,554	$18.00	8.6	333

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of March 29, 2016 and multiplying this result by the related number of options outstanding and expected to vest at March 29, 2016. The estimated fair value of the common stock as of March 29, 2016 used in the above calculation was $18.06 per share, the closing price of the Company’s Class A common stock on March 29, 2016, the last trading day of the first quarter.

There was approximately $2.8 million of total unrecognized compensation costs related to options granted under the Plan as of March 29, 2016. That cost is expected to be recognized over a weighted average period of 4.6 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 13 weeks ended March 29, 2016 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	1,282,360
Granted	96,003	$18.99
Forfeited	(774)	$32.32
Vested	—
Outstanding and expected to vest at March 29, 2016	149,155	$23.55	9.7	$2,693,739

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at March 29, 2016 by the estimated fair value of the common stock as of March 29, 2016. The estimated fair value of the common stock as of March 29, 2016 used in the above calculation was $18.06 per share, the closing price of the Company’s common stock on March 29, 2016, the last trading day of the first quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 29, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.0 million. That cost is expected to be recognized over a weighted average period of 4.6 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of March 29, 2016 there was approximately $2.3 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 2.1 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiary. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2015 (our “Annual Report”).

We operate on a 52- or 53-week fiscal year that ends on the last Tuesday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2015 fiscal year consisted of 52 weeks and our 2016 fiscal year will consist of 52 weeks.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of March 29, 2016, we had 145 locations including five franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 145 restaurants in 15 markets in nine states as of March 29, 2016, including five franchised and licensed locations, but excluding the five licensed locations in Santa Barbara County, California. We opened three company-operated restaurants from December 29, 2015 through March 29, 2016, and we expect to open a total of 27 to 29 additional company-operated restaurants and four to six franchised/licensed restaurants through the remainder of 2016. As of March 29, 2016, we had three licensed and two franchised restaurants from which we earn revenue. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

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

Follow-on Offering

In April 2015, we completed a follow-on offering of 5,750,000 shares of Class A common stock at a price of $30.96 per share, which included 750,000 shares sold by the selling stockholders pursuant to an option granted to the underwriters, which was exercised concurrently with the completion of the follow-on offering. As part of the follow-on offering, 4,785,204 LLC Units were exchanged, and a corresponding number of shares of Class B common stock were cancelled, for shares of Class A common stock that were then sold pursuant to the offering. All of the shares in the follow-on offering were offered by selling stockholders, and the Company did not receive any proceeds from the offering. The selling stockholders received net proceeds of approximately $170.9 million, after deducting underwriting discounts and commissions. The Company bore the costs, other than underwriting and commissions, associated with the sale of shares by the selling stockholders.

Exchanges

During the quarter ended March 29, 2016, 613,429 LLC Units were exchanged by the Continuing LLC Owners and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. As a result of these exchanges, as of March 29, 2016, The Habit Restaurants, Inc. directly or indirectly held 14,373,183 LLC Units, representing a 55.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Franchise/License Revenue

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

Comparable Corporate Restaurant Sales Growth

Comparable corporate restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2011, 2012, 2013, 2014 and 2015 there were 30, 36, 51, 68 and 90 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 13 weeks ended March 29, 2016 there were 97 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales growth since 2011:

	Fiscal Year 2011				Fiscal Year 2012				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%
Comparable Restaurants	22	24	28	30	31	33	34	36	39	45	47	51

	Fiscal Year 2014				Fiscal Year 2015				13 Weeks Ended March 29, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Comparable Restaurant Sales Growth	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%
Comparable Restaurants	56	60	66	68	72	81	86	90	97

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

Number of New Restaurant Openings

The number of company-operated restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2013, 2014 and 2015, respectively and for the 13 weeks ended March 29, 2016.

	13 Weeks Ended	Fiscal Year Ended
	March 29, 2016	2015	2014	2013
Company-operated restaurant base
Beginning of period	137	109	85	63
Openings	3	28	24	22
Restaurants at end of period	140	137	109	85
Franchised/licensed restaurants(1)
Beginning of period	5	1	—	—
Openings	—	4	1	—
Restaurants at end of period	5	5	1	—
Total restaurants
Beginning of period	142	110	85	63
Openings	3	32	25	22
Restaurants at end of period	145	142	110	85
Year-over-year growth
Total restaurants		29.1%	29.4%	34.9%
(1)	Does not include five licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or income from operations) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended
	March 29,	March 31,
Adjusted EBITDA Reconciliation	2016	2015
(amounts in thousands)
Net income	$3,395	$2,966
Non-GAAP adjustments:
Provision for income taxes	1,005	519
Interest expense, net	127	117
Depreciation and amortization	3,412	2,667
EBITDA	7,939	6,269
Stock-based compensation expense(a)	346	213
Loss on disposal of assets(b)	39	13
Pre-opening costs(c)	260	323
Offering related costs(d)	—	483
Adjusted EBITDA	$8,584	$7,301

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
(c)

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

(d)	Public offering related costs.

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on From 10-K for the fiscal year ended December 29, 2015.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company recorded an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at March 29, 2016. However, the Company did not recognize interest expense for uncertain tax positions for the period ended March 29, 2016 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the Securities and Exchange Commission with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

Results of Operations

Thirteen Weeks Ended March 29, 2016 Compared to Thirteen Weeks Ended March 31, 2015

The following table presents selected consolidated comparative results of operations for the 13 weeks ended March 29, 2016 compared to the 13 weeks ended March 31, 2015. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	March 29, 2016		March 31, 2015		$	%
Revenue
Restaurant revenue	$66,813	99.8%	$54,565	100.0%	$12,248	22.4%
Franchise/license revenue	144	0.2%	18	0.0%	126	700.0%
Total revenue	66,957	100.0%	54,583	100.0%	12,374	22.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	20,101	30.1%	17,869	32.7%	2,232	12.5%
Labor and related expenses	21,421	32.1%	16,425	30.1%	4,996	30.4%
Occupancy and other operating expenses	10,488	15.7%	7,996	14.7%	2,492	31.2%
General and administrative expenses	6,709	10.0%	5,205	9.5%	1,504	28.9%
Offering related expenses	—	0.0%	483	0.9%	(483)	-100.0%
Depreciation and amortization expense	3,412	5.1%	2,667	4.9%	745	27.9%
Pre-opening costs	260	0.4%	323	0.6%	(63)	-19.5%
Loss on disposal of assets	39	0.1%	13	0.0%	26	200.0%
Total operating expenses	62,430	93.4%	50,981	93.4%	11,449	22.5%
Income from operations	4,527	6.8%	3,602	6.6%	925	25.7%
Other expenses
Interest expense, net	127	0.2%	117	0.2%	10	8.5%
Income before income taxes	4,400	6.6%	3,485	6.4%	915	26.3%
Provision for income taxes	1,005	1.5%	519	1.0%	486	93.6%
Net income	$3,395	5.1%	$2,966	5.4%	$429	14.5%

Restaurant revenue. Restaurant revenue increased $12.2 million, or 22.4%, for the 13 weeks ended March 29, 2016 as compared to the 13 weeks ended March 31, 2015, primarily due to a $0.7 million increase in sales from new restaurants which were opened in the current year and a $10.5 million increase in sales from restaurants open for all of the 2016 period that were not open for all of the 2015 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $0.9 million, or 2.0%, in the 13 weeks ended March 29, 2016 as compared to the comparable 2015 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 4.6% partially offset by a decrease in traffic of 2.6% in the 13 weeks ended March 29, 2016 as compared to the comparable 2015 period.

Franchise/license revenue. Franchise/license revenue increased $126,000 for the 13 weeks ended March 29, 2016 compared to the comparable 2015 period. The increase was primarily due to an increase in royalty revenue of $122,000 in the current period as compared to the prior period, as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $2.2 million, or 12.5%, for 13 weeks ended March 29, 2016 as compared to the comparable 2015 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.1% in the 13 weeks ended March 29, 2016 from 32.7% in the prior year quarter. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $5.0 million, or 30.4%, for the 13 weeks ended March 29, 2016 as compared to the comparable 2015 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 32.1% in the first quarter of 2016 compared to 30.1% in the comparable quarter of 2015. Labor costs were higher primarily due to wage rate increases for hourly employees and labor inefficiencies associated with the new restaurant openings and the associated benefit costs for those increased wages. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour. Labor related expenses were higher primarily due to costs associated with healthcare and workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.5 million, or 31.2%, for the 13 weeks ended March 29, 2016 as compared to the comparable period in 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 15.7% in the first quarter of 2016 from 14.7% in the first quarter of 2015 primarily due to higher rent, utilities and repair costs in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 28.9%, for the first quarter of 2016 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to increased legal and accounting costs incurred in the first quarter of 2016 of $0.2 million. As a percentage of revenue, general and administrative expenses increased to 10.0% in the first quarter of 2016 from 9.5% in the prior year quarter, primarily due to the items mentioned above.

Offering related expenses. There were no offering related expenses for the first quarter of 2016 compared to $0.5 million in the prior year quarter. The prior year expense was due to costs incurred for the follow-on offering that was completed in April 2015.

Depreciation and amortization expenses. Depreciation and amortization increased $0.7 million, or 27.9%, for the first quarter of 2016 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased slightly to 5.1% in the first quarter of 2016 compared to 4.9% in the comparable quarter of 2015.

Pre-opening costs. Pre-opening costs remained flat at $0.3 million for the first quarter of 2016 as compared to the prior year quarter. The company opened three new company-operated restaurants in the first quarter of 2016 compared to four new company-operated restaurants that opened in the first quarter of 2015. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.4% in the first quarter of 2016 compared to 0.6% in the comparable quarter of 2015.

Interest expense, net. Interest expense, net remained flat at $0.1 million for the first quarter of 2016 as compared to the prior year quarter.

Provision for income taxes. Income tax expense was $1.0 million for the first quarter of 2016 compared to $0.5 million in the prior year quarter.

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

Potential Impacts of Market Conditions on Capital Resources

We have continued to experience increases in comparable restaurant sales, operating cash flows and continued above average restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, our existing cash balance at March 29, 2016 and planned borrowing capacity are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

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

The material changes in working capital from December 29, 2015 to March 29, 2016 were comprised of a $3.8 million increase in current assets and a $1.4 million increase in current liabilities. The increase in current assets was primarily due to a $3.2 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses, combined with an increase in prepaid expenses of $0.5 million due to the timing of health and workers’ compensation insurance payments. The increase in current liabilities was primarily due to higher employee-related accruals of $1.4 million which were primarily due to the timing of our pay dates.

	13 Weeks Ended
	March 29,	March 31,
(amounts in thousands)	2016	2015
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$9,798	$8,428
Net cash used in investing activities	(6,213)	(3,927)
Net cash used in financing activities	$(422)	$(353)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $1.4 million to $9.8 million for the 13 weeks ended March 29, 2016 from $8.4 million for the 13 weeks ended March 31, 2015. There was an increase in the current quarter in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $1.0 million. There was also an increase in the current quarter of $0.9 million related to the change in prepaid expenses. These increases were partially offset by a $1.2 million decrease in the accounts payable balance changes which is primarily driven by the timing of invoices and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $2.3 million to $6.2 million for the 13 weeks ended March 29, 2016 from $3.9 million for the 13 weeks ended March 31, 2015. The increase was primarily due to construction costs for 3 new company-operated restaurants opened during the 13 weeks ended March 29, 2016, as well as capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.4 million for both the 13 weeks ended March 29, 2016 and the 13 weeks ended March 31, 2015.

Credit Facility

We entered into a credit facility on July 23, 2014 with California Bank & Trust, which expires on July 23, 2017. The credit facility provides for up to $35 million in borrowing capacity to fund the development of new restaurants with borrowings limited to the lesser of 50% or $500,000 of the cost of each new restaurant. Borrowings under the facility are collateralized by substantially all assets of the Company including cash accounts, accounts receivable, general intangibles, inventory, equipment, furniture and fixtures. We rolled over our existing term loans with California Bank & Trust into the credit facility, and therefore this credit facility is our only outstanding loan agreement. The amount previously outstanding under the term loans was considered a drawn-upon portion of the credit facility.

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

As of March 29, 2016, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 29, 2016, as well as our long-term obligations:

(amounts in thousands)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations(2)	240	66	174	—	—
Operating lease obligations(3)	168,909	11,547	38,746	38,205	80,411
Deemed landlord financing(4)	4,424	473	1,208	931	1,812
Purchase obligations	1,334	740	594	—	—
Total	$174,907	$12,826	$40,722	$39,136	$82,223

(1)

On July 23, 2014, we refinanced our long-term debt into a $35 million credit facility that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became our initial borrowings under the credit facility. This new credit facility was paid down with the proceeds from the IPO.

(2)	Represents the fee of 0.25% per annum of the unused portion of the facility and the $125,000 fee due at maturity of the facility or when the facility is paid in full and retired.
(3)	Includes base lease terms that are included in the lease term in accordance with accounting guidance related to leases.
(4)	Includes principal and interest payments during the base lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.

Off-Balance Sheet Arrangements

As of March 29, 2016, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of March 29, 2016, we had no outstanding borrowings.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 29, 2015. There have been no material changes to our Risk Factors as previously reported.

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

The Habit Restaurants, Inc.
(Registrant)

May 5, 2016	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)