Form 10-Q
period 2016-06-28
Habit Restaurants, Inc.
filed 2016-08-04
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2016

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

As of August 1, 2016, there were 17,972,608 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 8,037,949 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,
	2016	December 29,
	(Unaudited)	2015
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$49,845	$46,991
Accounts receivable	4,170	4,372
Inventory	1,135	1,123
Prepaid expenses and other current assets	1,404	1,458
Total current assets	56,554	53,944
Property and equipment, net	90,792	81,524
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,664	2,387
Deferred tax assets	133,427	96,389
Total long-term assets	249,350	202,767
Total assets	$305,904	$256,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,279	$8,885
Employee-related accruals	5,513	5,082
Accrued expenses	4,448	5,119
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,014	2,004
Sales taxes payable	1,508	2,044
Deferred rent, current portion	934	609
Deferred franchise income, current portion	315	235
Total current liabilities	25,178	24,145
Deferred rent, net of current portion	12,954	11,872
Deemed landlord financing	4,664	2,436
Deferred franchise income, net of current portion	700	730
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	122,531	85,596
Total liabilities	166,027	124,779
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 17,959,858 shares issued and outstanding at June 28, 2016 and 13,759,754 shares issued and outstanding at December 29, 2015.	180	138
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 8,049,449 shares issued and outstanding at June 28, 2016 and 12,241,482 shares issued and outstanding at December 29, 2015.	80	122
Additional paid-in capital	97,164	73,127
Retained earnings	5,308	2,737
The Habit Restaurants, Inc. stockholders’ equity	102,732	76,124
Non-controlling interests	37,145	55,808
Total stockholders’ equity	139,877	131,932
Total liabilities and stockholders’ equity	$305,904	$256,711

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2016	2015	2016	2015
(amounts in thousands except share and per share data)
Revenue	$71,116	$56,730	$138,073	$111,313
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	21,150	18,160	41,252	36,029
Labor and related expenses	22,892	16,950	44,313	33,374
Occupancy and other operating expenses	11,340	8,608	21,828	16,604
General and administrative expenses	7,524	5,716	14,125	10,921
Offering and exchange related expenses	253	651	360	1,134
Depreciation and amortization expense	3,579	2,660	6,991	5,327
Pre-opening costs	533	383	793	707
Loss on disposal of assets	36	20	75	34
Total operating expenses	67,307	53,148	129,737	104,130
Income from operations	3,809	3,582	8,336	7,183
Other expenses
Interest expense, net	149	115	277	232
Income before income taxes	3,660	3,467	8,059	6,951
Provision for income taxes	1,164	1,048	2,169	1,567
Net income	$2,496	$2,419	$5,890	$5,384
Less: net income attributable to non-controlling interests	(1,305)	(1,741)	(3,319)	(4,023)
Net income attributable to The Habit Restaurants, Inc.	$1,191	$678	$2,571	$1,361
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.07	$0.05	$0.17	$0.12
Diluted	$0.07	$0.05	$0.17	$0.12
Weighted average shares of Class A common stock outstanding:
Basic	16,657,886	13,286,492	15,353,798	11,130,521
Diluted	16,658,172	13,295,283	15,356,621	11,137,091

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 29, 2015	13,759,754	$138	12,241,482	$122	$73,127	$2,737	$55,808	$131,932
Net income	—	—	—	—	—	2,571	3,319	5,890
Deferred tax assets	—	—	—	—	2,264	—	—	2,264
Tax distributions	—	—	—	—	—	—	(1,030)	(1,030)
Other distributions	—	—	—	—	—	—	(46)	(46)
Exchanges	4,191,021	42	(4,191,021)	(42)	—	—	—	—
Restricted stock units vested	9,083	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,293	—	(21,293)	—
Forfeiture of Class B common stock	—	—	(1,012)	—	—	—	—	—
Stock-based compensation	—	—	—	—	480	—	387	867
Stockholders’ equity at June 28, 2016	17,959,858	$180	8,049,449	$80	$97,164	$5,308	$37,145	$139,877

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	26 Weeks Ended
	June 28,	June 30,
	2016	2015
(amounts in thousands)
Cash flows from operating activities:
Net income	$5,890	$5,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,991	5,327
Amortization of financing fees	21	21
Stock-based compensation	867	509
Loss on disposal of assets	75	34
Deferred income taxes	2,169	1,567
Deferred rent	65	17
Changes in assets and liabilities:
Accounts receivable	1,590	1,476
Inventory	(12)	8
Prepaid expenses	16	(1,344)
Deposits and other assets	(297)	(368)
Accounts payable	77	374
Employee-related accruals	431	433
Accrued expenses	(291)	862
Income taxes payable	(7)	(94)
Sales taxes payable	(536)	(321)
Net cash provided by operating activities	17,049	13,885
Cash flows from investing activities:
Purchase of property and equipment	(13,086)	(9,270)
Net cash used in investing activities	(13,086)	(9,270)
Cash flows from financing activities:
Tax distributions to LLC members	(1,030)	(1,570)
Other distributions to LLC members	(46)	(60)
Payments on deemed landlord financing	(33)	(19)
Net cash used in financing activities	(1,109)	(1,649)
Net change in cash and cash equivalents	$2,854	$2,966
Cash and cash equivalents, beginning of period	46,991	49,469
Cash and cash equivalents, end of period	$49,845	$52,435
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$292	$167
Cash paid for income taxes	$7	$94
NON-CASH FINANCING
Deemed landlord financing	$2,260	$—
Unpaid purchase of property and equipment	$2,892	$286

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

During the 26-week period ended June 28, 2016, 4,191,021 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 9,083 restricted stock units vested during the 26-week period ended June 28, 2016. As a result of these exchanges and vesting of restricted stock units, as of June 28, 2016, The Habit Restaurants, Inc. directly or indirectly held 17,959,858 LLC Units, representing a 69.1% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of June 28, 2016, managed and operated 146 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia and Maryland. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), the Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and three franchise agreements through June 28, 2016. The Company had three licensed locations and three franchised locations as of June 28, 2016, which operate in California, Arizona, Nevada and Washington.

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

Reclassifications— Certain comparative prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported net income or earnings per share.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 28, 2016 and December 29, 2015, the Company maintained approximately $15 million and $11 million, respectively, of its day-to-day operating cash balances with a major financial institution. The remaining $35 million and $36 million at June 28, 2016 and December 29, 2015, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At June 28, 2016 and December 29, 2015 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. As of June 28, 2016 the non-controlling interest was 30.9%.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended June 28, 2016 and June 30, 2015, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(amounts in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to controlling and non-controlling interests	$2,496	$2,419	$5,890	$5,384
Less: net income attributable to non-controlling interests	$(1,305)	$(1,741)	$(3,319)	$(4,023)
Net income attributable to The Habit Restaurants, Inc.	$1,191	$678	$2,571	$1,361
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	16,657,886	13,286,492	15,353,798	11,130,521
Diluted	16,658,172	13,295,283	15,356,621	11,137,091
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.07	$0.05	$0.17	$0.12
Diluted	$0.07	$0.05	$0.17	$0.12
Below is a reconciliation of basic and diluted share counts
Basic	16,657,886	13,286,492	15,353,798	11,130,521
Dilutive effect of stock options	286	8,791	2,823	6,570
Diluted	16,658,172	13,295,283	15,356,621	11,137,091

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 8,049,449 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of June 28, 2016, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 640,111 and 199,436 had been granted as of June 28, 2016 and June 30, 2015, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 4,024 and 2,738 shares have been excluded from the diluted EPS for the 13 weeks and 26 weeks ended June 28, 2016, respectively, because they were anti-dilutive.

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

Note 3—Non-controlling Interests

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration. At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. The Company amended its LLC Agreement in May 2016, pursuant to which the Company now processes exchange requests every other week, rather than weekly. The new exchange processing timeline became effective in June 2016.

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock and the non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of June 28, 2016, which was 30.9%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2016	2015	2016	2015
Income before income taxes	$3,660	$3,467	$8,059	$6,951
Weighted average non-controlling interests ownership percentage	35.7%	50.2%	41.2%	57.9%
Net income attributable to non-controlling interests	$1,305	$1,741	$3,319	$4,023

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at June 28, 2016 and December 29, 2015 was $35 million and $36 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	June 28,	December 29,
	2016	2015
Leasehold improvements	$63,168	$59,038
Equipment	33,270	29,954
Furniture and fixtures	19,047	18,183
Buildings under deemed landlord financing	4,809	2,548
Smallwares	1,248	1,075
Vehicles	1,162	926
Construction in progress	9,510	4,504
	132,214	116,228
Less: Accumulated depreciation and amortization	(41,422)	(34,704)
	$90,792	$81,524

Depreciation expense was approximately $3,579,000 and $2,660,000 and $6,991,000 and $5,327,000 for the 13 and 26 weeks ended June 28, 2016 and June 30, 2015, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it was the accounting owner of a total of 12 buildings under deemed landlord financing as of June 28, 2016 and the accounting owner of a total of seven buildings under deemed landlord financing as of December 29, 2015, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 26 weeks ended June 28, 2016 and June 30, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 26.56% and 22.55% for the 26 weeks ended June 28, 2016 and June 30, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 41.83% and 47.42% for the 26 week periods ended June 28, 2016 and June 30, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded.

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

If the IRS or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the TRA and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse any payments the Company previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments are disallowed, the Company’s payments under the TRA could exceed its actual tax savings, and the Company may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

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

As of June 28, 2016, the Company recorded a liability of $124,545,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 26 weeks ended June 28, 2016 is a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

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

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million credit facility (the “Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of June 28, 2016 and December 29, 2015, there were no borrowings outstanding against the Credit Facility, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of June 28, 2016, the Company was in compliance with all covenants.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2016 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of June 28, 2016, the Company had approximately $4.6 million in such commitments related to new restaurants.

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

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$521	$297	$867	$509
Total	$521	$297	$867	$509

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 26 weeks ended June 28, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	—
Granted	312,995	$18.95
Forfeited	(4,213)	$27.62
Exercised	—
Outstanding and expected to vest at June 28, 2016	483,469	$22.99	9.4	$—
Exercisable at June 28, 2016	32,089	$29.93	8.7	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 28, 2016 and multiplying this result by the related number of options outstanding and expected to vest at June 28, 2016. The estimated fair value of the common stock as of June 28, 2016 used in the above calculation was $16.22 per share, the closing price of the Company’s Class A common stock on June 28, 2016, the last trading day of the second quarter.

There was approximately $2.6 million of total unrecognized compensation costs related to options granted under the Plan as of June 28, 2016. That cost is expected to be recognized over a weighted average period of 4.3 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 26 weeks ended June 28, 2016 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	1,282,360
Granted	97,003	$18.92
Forfeited	(1,530)	$27.15
Vested	(9,083)	$32.47
Outstanding and expected to vest at June 28, 2016	140,316	$22.94	9.5	$2,275,926

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at June 28, 2016 by the estimated fair value of the common stock as of June 28, 2016. The estimated fair value of the common stock as of June 28, 2016 used in the above calculation was $16.22 per share, the closing price of the Company’s common stock on June 28, 2016, the last trading day of the second quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 28, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $2.8 million. That cost is expected to be recognized over a weighted average period of 4.4 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of June 28, 2016 there was approximately $2.1 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of June 28, 2016, we had 152 locations including six franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 152 restaurants in 15 markets in 10 states as of June 28, 2016, including six franchised and licensed locations, but excluding the five licensed locations in Santa Barbara County, California. We opened nine company-operated restaurants and one franchised restaurant from December 29, 2015 through June 28, 2016. We expect to open a total of 21 to 23 additional company-operated restaurants and three to five franchised/licensed restaurants through the remainder of 2016. As of June 28, 2016, we had three licensed and three franchised restaurants from which we earn revenue. To increase comparable restaurant sales, we plan to continue delivering superior execution, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 26 weeks ended June 28, 2016, 4,191,021 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 9,083 restricted stock units vested during the 26-week period ended June 28, 2016. As a result of these exchanges and vesting of restricted stock units, as of June 28, 2016, The Habit Restaurants, Inc. directly or indirectly held 17,959,858 LLC Units, representing a 69.1% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales Growth

Comparable corporate restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2011, 2012, 2013, 2014 and 2015 there were 30, 36, 51, 68 and 90 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 26 weeks ended June 28, 2016 there were 107 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales growth since 2011:

	Fiscal Year 2011				Fiscal Year 2012				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%
Comparable Restaurants	22	24	28	30	31	33	34	36	39	45	47	51

	Fiscal Year 2014				Fiscal Year 2015				26 Weeks Ended June 28, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Comparable Restaurant Sales Growth	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107

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

Number of New Restaurant Openings

The number of company-operated restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2013, 2014 and 2015, respectively and for the 26 weeks ended June 28, 2016.

	26 Weeks Ended	Fiscal Year Ended
	June 28, 2016	2015	2014	2013
Company-operated restaurant base
Beginning of period	137	109	85	63
Openings	9	28	24	22
Restaurants at end of period	146	137	109	85
Franchised/licensed restaurants(1)
Beginning of period	5	1	—	—
Openings	1	4	1	—
Restaurants at end of period	6	5	1	—
Total restaurants
Beginning of period	142	110	85	63
Openings	10	32	25	22
Restaurants at end of period	152	142	110	85
Year-over-year growth
Total restaurants		29.1%	29.4%	34.9%
(1)	Does not include five licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
Adjusted EBITDA Reconciliation	2016	2015	2016	2015
(amounts in thousands)
Net income	$2,496	$2,419	$5,890	$5,384
Non-GAAP adjustments:
Provision for income taxes	1,164	1,048	2,169	1,567
Interest expense, net	149	115	277	232
Depreciation and amortization	3,579	2,660	6,991	5,327
EBITDA	7,388	6,242	15,327	12,510
Stock-based compensation expense(a)	521	297	867	509
Loss on disposal of assets(b)	36	20	75	34
Pre-opening costs(c)	533	383	793	707
Offering and exchange related expenses(d)	253	651	360	1,134
Adjusted EBITDA	$8,731	$7,593	$17,422	$14,894

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(d)

Beginning in 2016, this category includes costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners pursuant to the LLC Agreement. There were no such exchanges or costs incurred in the comparable 2015 periods.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at June 28, 2016. However, the Company continues to not recognize interest expense for uncertain tax positions for the period ended June 28, 2016 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the Securities and Exchange Commission with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. The Company amended its LLC Agreement in May 2016, pursuant to which the Company now processes exchange requests every other week, rather than weekly. The new exchange processing timeline became effective in June 2016.

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

Results of Operations

Thirteen Weeks Ended June 28, 2016 Compared to Thirteen Weeks Ended June 30, 2015

The following table presents selected consolidated comparative results of operations for the 13 weeks ended June 28, 2016 compared to the 13 weeks ended June 30, 2015. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	June 28, 2016		June 30, 2015		$	%
Revenue
Restaurant revenue	$70,953	99.8%	$56,716	100.0%	$14,237	25.1%
Franchise/license revenue	163	0.2%	14	0.0%	149	1064.3%
Total revenue	71,116	100.0%	56,730	100.0%	14,386	25.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	21,150	29.8%	18,160	32.0%	2,990	16.5%
Labor and related expenses	22,892	32.3%	16,950	29.9%	5,942	35.1%
Occupancy and other operating expenses	11,340	16.0%	8,608	15.2%	2,732	31.7%
General and administrative expenses	7,524	10.6%	5,716	10.1%	1,808	31.6%
Offering and exchange related expenses	253	0.4%	651	1.1%	(398)	-61.1%
Depreciation and amortization expense	3,579	5.0%	2,660	4.7%	919	34.5%
Pre-opening costs	533	0.8%	383	0.7%	150	39.2%
Loss on disposal of assets	36	0.1%	20	0.0%	16	80.0%
Total operating expenses	67,307	94.9%	53,148	93.7%	14,159	26.6%
Income from operations	3,809	5.4%	3,582	6.3%	227	6.3%
Other expenses
Interest expense, net	149	0.2%	115	0.2%	34	29.6%
Income before income taxes	3,660	5.1%	3,467	6.1%	193	5.6%
Provision for income taxes	1,164	1.6%	1,048	1.8%	116	11.1%
Net income	$2,496	3.5%	$2,419	4.3%	$77	3.2%

Restaurant revenue. Restaurant revenue increased $14.2 million, or 25.1%, for the 13 weeks ended June 28, 2016 as compared to the 13 weeks ended June 30, 2015, primarily due to a $2.7 million increase in sales from new restaurants which were opened in the current year and a $9.4 million increase in sales from restaurants open for all of the 2016 period that were not open for all of the 2015 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.0 million, or 4.0%, in the 13 weeks ended June 28, 2016 as compared to the comparable 2015 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 4.3% partially offset by a decrease in traffic of 0.3% in the 13 weeks ended June 28, 2016 as compared to the comparable 2015 period.

Franchise/license revenue. Franchise/license revenue increased $149,000 for the 13 weeks ended June 28, 2016 compared to the comparable 2015 period. The increase was primarily due to an increase in royalty revenue of $103,000 in the current period as compared to the prior period, as a result of the increased number of franchised/licensed locations. The increase is also due in part to $35,000 in franchise fees recognized in the current period for a franchised location that was opened during the period.

Food and paper costs. Food and paper costs increased $3.0 million, or 16.5%, for 13 weeks ended June 28, 2016 as compared to the comparable 2015 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 29.8% in the 13 weeks ended June 28, 2016 from 32.0% in the prior year quarter. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $5.9 million, or 35.1%, for the 13 weeks ended June 28, 2016 as compared to the comparable 2015 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 32.3% in the second quarter of 2016 compared to 29.9% in the comparable quarter of 2015. Labor costs were higher primarily due to wage rate increases for hourly employees and labor inefficiencies associated with the new restaurant openings and the associated benefit costs for those increased wages. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour, therefore we expect to see increased labor costs to continue. Labor related expenses were higher primarily due to costs associated with healthcare and workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.7 million, or 31.7%, for the 13 weeks ended June 28, 2016 as compared to the comparable period in 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.0% in the second quarter of 2016 from 15.2% in the comparable quarter of 2015 primarily due to higher rent, increased spending on advertising and higher repair costs in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $1.8 million, or 31.6%, for the second quarter of 2016 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. As a percentage of revenue, general and administrative expenses increased to 10.6% in the second quarter of 2016 from 10.1% in the prior year quarter, primarily due to the items mentioned above.

Offering and exchange related expenses. Offering and exchange related expenses were $0.3 million for the second quarter of 2016 compared to $0.7 million in the prior year quarter. The expense in the current period was attributed to costs incurred for the exchange of LLC Units compared to the expense in the prior year which was due to costs incurred for the follow-on offering that was completed in April 2015.

Depreciation and amortization expenses. Depreciation and amortization increased $0.9 million, or 34.5%, for the second quarter of 2016 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased slightly to 5.0% in the second quarter of 2016 compared to 4.7% in the comparable quarter of 2015.

Pre-opening costs. Pre-opening costs increased slightly to $0.5 million for the second quarter of 2016 as compared to $0.4 million in the prior year quarter. The company opened six new company-operated restaurants in the second quarter of 2016 compared to four new company-operated restaurants that opened in the second quarter of 2015. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased to 0.8% in the second quarter of 2016 compared to 0.7% in the comparable quarter of 2015.

Interest expense, net. Interest expense, net remained flat at $0.1 million for the second quarter of 2016 as compared to the prior year quarter.

Provision for income taxes. Income tax expense was $1.2 million for the second quarter of 2016 compared to $1.0 million in the prior year quarter.

Twenty Six Weeks Ended June 28, 2016 Compared to Twenty Six Weeks Ended June 30, 2015

The following table presents selected consolidated comparative results of operations for the 26 weeks ended June 28, 2016 compared to the 26 weeks ended June 30, 2015. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	26 Weeks Ended				Increase / (Decrease)
(amounts in thousands, presented as a percentage of total revenue, with the exception of operating expenses, which are presented as a percentage of restaurant revenue)	June 28, 2016		June 30, 2015		$	%
Revenue
Restaurant revenue	$137,766	99.8%	$111,282	100.0%	$26,484	23.8%
Franchise/license revenue	307	0.2%	31	0.0%	276	890.3%
Total revenue	138,073	100.0%	111,313	100.0%	26,760	24.0%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	41,252	29.9%	36,029	32.4%	5,223	14.5%
Labor and related expenses	44,313	32.2%	33,374	30.0%	10,939	32.8%
Occupancy and other operating expenses	21,828	15.8%	16,604	14.9%	5,224	31.5%
General and administrative expenses	14,125	10.3%	10,921	9.8%	3,204	29.3%
Offering and exchange related expenses	360	0.3%	1,134	1.0%	(774)	-68.3%
Depreciation and amortization expense	6,991	5.1%	5,327	4.8%	1,664	31.2%
Pre-opening costs	793	0.6%	707	0.6%	86	12.2%
Loss on disposal of assets	75	0.1%	34	0.0%	41	120.6%
Total operating expenses	129,737	94.2%	104,130	93.6%	25,607	24.6%
Income from operations	8,336	6.0%	7,183	6.5%	1,153	16.1%
Other expenses
Interest expense, net	277	0.2%	232	0.2%	45	19.4%
Income before income taxes	8,059	5.8%	6,951	6.2%	1,108	15.9%
Provision for income taxes	2,169	1.6%	1,567	1.4%	602	38.4%
Net income	$5,890	4.3%	$5,384	4.8%	$506	9.4%

Restaurant revenue. Restaurant revenue increased $26.5 million, or 23.8%, for the 26 weeks ended June 28, 2016 as compared to the 26 weeks ended June 30, 2015, primarily due to a $3.4 million increase in sales from new restaurants which were opened in the current year and a $19.8 million increase in sales from restaurants open for all of the 2016 period that were not open for all of the 2015 period and did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.9 million, or 3.0%, in the 26 weeks ended June 28, 2016 as compared to the comparable 2015 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 4.4% partially offset by a decrease in traffic of 1.4% in the 26 weeks ended June 28, 2016 as compared to the comparable 2015 period.

Franchise/license revenue. Franchise/license revenue increased $276,000 for the 26 weeks ended June 28, 2016 compared to the comparable 2015 period. The increase was primarily due to an increase in royalty revenue of $225,000 in the current period as compared to the prior period, as a result of the increased number of franchised/licensed locations. The increase is also due in part to $35,000 in franchise fees recognized in the current period for a franchised location that was opened during the period.

Food and paper costs. Food and paper costs increased $5.2 million, or 14.5%, for 26 weeks ended June 28, 2016 as compared to the comparable 2015 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 29.9% in the 26 weeks ended June 28, 2016 from 32.4% in the prior year period. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $10.9 million, or 32.8%, for the 26 weeks ended June 28, 2016 as compared to the comparable 2015 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 32.2% in the 26 weeks ended June 28, 2016 compared to 30.0% in the comparable period of 2015. Labor costs were higher primarily due to wage rate increases for hourly employees and labor inefficiencies associated with the new restaurant openings and the associated benefit costs for those increased wages. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour, therefore we expect to see increased labor costs to continue. Labor related expenses were higher primarily due to costs associated with healthcare and workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $5.2 million, or 31.5%, for the 26 weeks ended June 28, 2016 as compared to the comparable period in 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 15.8% in the 26 weeks ended June 28, 2016 from 14.9% in the comparable period for 2015 primarily due to higher rent, increased spending on advertising and higher repair costs in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $3.2 million, or 29.3%, for the 26 weeks ended June 28, 2016 as compared to the comparable prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. The increase was also attributable to increased legal and accounting costs incurred in the 26 weeks ended June 28, 2016 of $0.2 million. As a percentage of revenue, general and administrative expenses increased to 10.3% in the 26 weeks ended June 28, 2016 from 9.8% in the comparable prior year period, primarily due to the items mentioned above.

Offering and exchange related expenses. Offering and exchange related expenses were $0.4 million for the 26 weeks ended June 28, 2016 compared to $1.1 million in the comparable prior year period. The expense in the current period was attributed to costs incurred for the exchange of LLC Units compared to the expense in the prior year which was due to costs incurred for the follow-on offering that was completed in April 2015.

Depreciation and amortization expenses. Depreciation and amortization increased $1.7 million, or 31.2%, for the 26 weeks ended June 28, 2016 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased slightly to 5.1% in the 26 weeks ended June 26, 2016 compared to 4.8% in the comparable period of 2015.

Pre-opening costs. Pre-opening costs were $0.8 million for the 26 weeks ended June 28, 2016 as compared to $0.7 million in the prior year period. The company opened nine new company-operated restaurants in the 26 weeks ended June 28, 2016 compared to eight new company-operated restaurants that opened in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs remained flat at 0.6% in the comparable 26 week periods.

Interest expense, net. Interest expense, net was $277,000 for the 26 weeks ended June 28, 2016 as compared to $232,000 for the comparable prior year period.

Provision for income taxes. Income tax expense was $2.2 million for the 26 weeks ended June 28, 2016 compared to $1.6 million in the prior year period.

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

We believe that expected cash flow from operations, our existing cash balance at June 28, 2016 and planned borrowing capacity are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

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

The material changes in working capital from December 29, 2015 to June 28, 2016 were comprised of a $2.6 million increase in current assets and a $1.0 million increase in current liabilities. The increase in current assets was primarily due to a $2.9 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses. The increase in current liabilities was primarily due to higher accounts payables of $1.4 million and higher employee related accruals of $0.4 million which was primarily due to the timing of payments, partially offset by a decrease in accrued expenses of $0.7 million which is also attributed to timing.

	26 Weeks Ended
	June 28,	June 30,
(amounts in thousands)	2016	2015
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$17,049	$13,885
Net cash used in investing activities	(13,086)	(9,270)
Net cash used in financing activities	$(1,109)	$(1,649)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $3.1 million to $17.0 million for the 26 weeks ended June 28, 2016 from $13.9 million for the 26 weeks ended June 30, 2015. There was an increase in the current period in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $1.9 million. There was also an increase in the current quarter of $1.4 million related to the change in prepaid expenses. These increases were partially offset by a $1.2 million decrease in the accrued expenses balance changes which is primarily driven by the timing of invoices and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $3.8 million to $13.1 million for the 26 weeks ended June 28, 2016 from $9.3 million for the 26 weeks ended June 30, 2015. The increase was primarily due to construction costs for nine new company-operated restaurants opened during the 26 weeks ended June 28, 2016, as well as capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.5 million to $1.1 million for the 26 weeks ended June 28, 2016 from $1.6 million for the 26 weeks ended June 30, 2015. The difference was mainly attributed to lower tax distributions in the current period of $0.5 million.

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

As of June 28, 2016, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 28, 2016, as well as our long-term obligations:

(amounts in thousands)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations(2)	218	44	174	—	—
Operating lease obligations(3)	170,695	7,871	39,351	39,301	84,172
Deemed landlord financing(4)	5,226	348	1,374	1,096	2,408
Purchase obligations	1,094	500	594	—	—
Total	$177,233	$8,763	$41,493	$40,397	$86,580

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

Off-Balance Sheet Arrangements

As of June 28, 2016, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of June 28, 2016, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.1	First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

August 4, 2016	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)