Form 10-Q
period 2016-09-27
Habit Restaurants, Inc.
filed 2016-11-03
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2016

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

As of October 31, 2016, there were 19,174,597 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 6,825,462 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,
	2016	December 29,
	(Unaudited)	2015
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$50,374	$46,991
Accounts receivable	4,841	4,372
Inventory	1,238	1,123
Prepaid expenses and other current assets	1,579	1,458
Total current assets	58,032	53,944
Property and equipment, net	97,973	81,524
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,799	2,387
Deferred tax assets	141,102	96,389
Total long-term assets	264,341	202,767
Total assets	$322,373	$256,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,665	$8,885
Employee-related accruals	7,998	5,082
Accrued expenses	5,425	5,119
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,014	2,004
Sales taxes payable	2,273	2,044
Deferred rent, current portion	725	609
Deferred franchise income, current portion	300	235
Total current liabilities	28,567	24,145
Deferred rent, net of current portion	14,221	11,872
Deemed landlord financing	6,049	2,436
Deferred franchise income, net of current portion	1,280	730
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	130,323	85,596
Total liabilities	180,440	124,779
Commitments and contingencies
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 19,047,897 shares issued and outstanding at September 27, 2016 and 13,759,754 shares issued and outstanding at December 29, 2015.	190	138
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 6,954,697 shares issued and outstanding at September 27, 2016 and 12,241,482 shares issued and outstanding at December 29, 2015.	70	122
Additional paid-in capital	103,929	73,127
Retained earnings	6,077	2,737
The Habit Restaurants, Inc. stockholders’ equity	110,266	76,124
Non-controlling interests	31,667	55,808
Total stockholders’ equity	141,933	131,932
Total liabilities and stockholders’ equity	$322,373	$256,711

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2016	2015	2016	2015
(amounts in thousands except share and per share data)
Revenue	$71,885	$58,648	$209,958	$169,961
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	21,788	18,725	63,040	54,754
Labor and related expenses	23,727	18,292	68,040	51,666
Occupancy and other operating expenses	11,994	9,117	33,822	25,722
General and administrative expenses	7,429	6,104	21,555	17,026
Offering and exchange related expenses	61	83	421	1,217
Depreciation and amortization expense	3,788	2,836	10,779	8,163
Pre-opening costs	569	635	1,361	1,342
Loss on disposal of assets	35	25	110	58
Total operating expenses	69,391	55,817	199,128	159,948
Income from operations	2,494	2,831	10,830	10,013
Other expenses
Interest expense, net	179	110	456	342
Income before income taxes	2,315	2,721	10,374	9,671
Provision for income taxes	869	522	3,038	2,089
Net income	$1,446	$2,199	$7,336	$7,582
Less: net income attributable to non-controlling interests	(677)	(1,281)	(3,996)	(5,304)
Net income attributable to The Habit Restaurants, Inc.	$769	$918	$3,340	$2,278
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.04	$0.07	$0.20	$0.19
Diluted	$0.04	$0.07	$0.20	$0.19
Weighted average shares of Class A common stock outstanding:
Basic	18,349,845	13,759,754	16,352,481	12,006,932
Diluted	18,354,218	13,762,934	16,357,724	12,013,810

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 29, 2015	13,759,754	$138	12,241,482	$122	$73,127	$2,737	$55,808	$131,932
Net income	—	—	—	—	—	3,340	3,996	7,336
Deferred tax assets	—	—	—	—	3,009	—	—	3,009
Tax distributions	—	—	—	—	—	—	(1,513)	(1,513)
Other distributions	—	—	—	—	—	—	(197)	(197)
Exchanges	5,277,810	52	(5,277,810)	(52)	—	—	—	—
Restricted stock units vested	10,333	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	27,003	—	(27,003)	—
Forfeiture of Class B common stock	—	—	(8,975)	—	—	—	—	—
Stock-based compensation	—	—	—	—	790	—	576	1,366
Stockholders’ equity at September 27, 2016	19,047,897	$190	6,954,697	$70	$103,929	$6,077	$31,667	$141,933

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	39 Weeks Ended
	September 27,	September 29,
	2016	2015
(amounts in thousands)
Cash flows from operating activities:
Net income	$7,336	$7,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,779	8,163
Amortization of financing fees	31	31
Stock-based compensation	1,366	852
Loss on disposal of assets	110	58
Deferred income taxes	3,038	2,089
Deferred rent	(16)	184
Changes in assets and liabilities:
Accounts receivable	2,012	1,678
Inventory	(115)	(154)
Prepaid expenses	(117)	(1,847)
Deposits and other assets	(443)	(710)
Accounts payable	77	1,640
Employee-related accruals	2,916	2,686
Accrued expenses	1,012	2,204
Income taxes payable	(11)	(92)
Sales taxes payable	229	252
Net cash provided by operating activities	28,204	24,616
Cash flows from investing activities:
Purchase of property and equipment	(23,061)	(19,046)
Net cash used in investing activities	(23,061)	(19,046)
Cash flows from financing activities:
Tax distributions to LLC members	(1,513)	(3,038)
Other distributions to LLC members	(197)	(217)
Payments on deemed landlord financing	(50)	(29)
Net cash used in financing activities	(1,760)	(3,284)
Net change in cash and cash equivalents	$3,383	$2,286
Cash and cash equivalents, beginning of period	46,991	49,469
Cash and cash equivalents, end of period	$50,374	$51,755
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$461	$311
Cash paid for income taxes	$11	$94
NON-CASH FINANCING
Deemed landlord financing	$3,663	$—
Unpaid purchase of property and equipment	$2,517	$1,380

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

During the 39-week period ended September 27, 2016, 5,277,810 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 10,333 restricted stock units vested during the 39-week period ended September 27, 2016 and 8,975 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 39-week period ended September 27, 2016. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 27, 2016, The Habit Restaurants, Inc. directly or indirectly held 19,047,897 LLC Units, representing a 73.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of September 27, 2016, managed and operated 152 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia and Maryland. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of its wholly-owned subsidiary in February 2013, HBG Franchise, LLC (“Franchise”), the Company began franchising its restaurant concept. Franchise was organized as a Delaware limited liability company and its future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and five franchise agreements through September 27, 2016. The Company had three licensed locations and five franchised locations as of September 27, 2016, which operate in California, Arizona, Nevada and Washington.

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

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 27, 2016 and December 29, 2015, the Company maintained approximately $18 million and $11 million, respectively, of its day-to-day operating cash balances with a major financial institution. The remaining $32 million and $36 million at September 27, 2016 and December 29, 2015, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At September 27, 2016 and December 29, 2015 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Unit holders. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Unit holders, based on the portion of the LLC Units owned by such unit holders. As of September 27, 2016 the non-controlling interest was 26.7%.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended September 27, 2016 and September 29, 2015, respectively:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
(amounts in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to controlling and non-controlling interests	$1,446	$2,199	$7,336	$7,582
Less: net income attributable to non-controlling interests	$(677)	$(1,281)	$(3,996)	$(5,304)
Net income attributable to The Habit Restaurants, Inc.	$769	$918	$3,340	$2,278
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	18,349,845	13,759,754	16,352,481	12,006,932
Diluted	18,354,218	13,762,934	16,357,724	12,013,810
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.04	$0.07	$0.20	$0.19
Diluted	$0.04	$0.07	$0.20	$0.19
Below is a reconciliation of basic and diluted share counts
Basic	18,349,845	13,759,754	16,352,481	12,006,932
Dilutive effect of stock options and restricted stock units	4,373	3,180	5,243	6,878
Diluted	18,354,218	13,762,934	16,357,724	12,013,810

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 6,954,697 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of September 27, 2016, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 661,111 and 218,186 had been granted as of September 27, 2016 and September 29, 2015, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 2,761 and 1,209 shares have been excluded from the diluted EPS for the 13 weeks and 39 weeks ended September 27, 2016, respectively, because they were anti-dilutive.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock and the non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of September 27, 2016, which was 26.7%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2016	2015	2016	2015
Income before income taxes	$2,315	$2,721	$10,374	$9,671
Weighted average non-controlling interests ownership percentage	29.2%	47.1%	38.5%	54.8%
Net income attributable to non-controlling interests	$677	$1,281	$3,996	$5,304

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at September 27, 2016 and December 29, 2015 was approximately $32 million and $36 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	September 27,	December 29,
	2016	2015
Leasehold improvements	$66,590	$59,038
Equipment	35,601	29,954
Furniture and fixtures	19,884	18,183
Buildings under deemed landlord financing	6,212	2,548
Smallwares	1,342	1,075
Vehicles	1,413	926
Construction in progress	11,919	4,504
	142,961	116,228
Less: Accumulated depreciation and amortization	(44,988)	(34,704)
	$97,973	$81,524

Depreciation expense was approximately $3,788,000 and $2,836,000 and $10,779,000 and $8,163,000 for the 13 and 39 weeks ended September 27, 2016 and September 29, 2015, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it was the accounting owner of a total of 14 buildings under deemed landlord financing as of September 27, 2016 and the accounting owner of a total of seven buildings under deemed landlord financing as of December 29, 2015, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 39 weeks ended September 27, 2016 and September 29, 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 29.24% and 21.60% for the 39 weeks ended September 27, 2016 and September 29, 2015, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 42.0% and 45.7% for the 39 week periods ended September 27, 2016 and September 29, 2015, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of the non-controlling interests was disregarded.

Tax Receivable Agreement

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed in the accompanying condensed consolidated balance sheets. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The Company has accrued $13,000 of interest expense for the 39-week period ended September 27, 2016 on the $2.0 million current portion of the TRA liability due to the Continuing LLC Owners under the TRA and the accrued interest is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 27, 2016. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

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

The TRA provides that (i) in the event that the Company materially breaches the TRA, (ii) if, at any time, the Company elects an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, the Company’s (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that the Company would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The Company’s payment obligations under the TRA with respect to interests in The Habit Restaurants, LLC treated as sold for U.S. federal income tax purposes to the Company in connection with the IPO are calculated based on the IPO price of our Class A common stock net of underwriting discounts.

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

As of September 27, 2016, the Company recorded a liability of $132,337,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 39 weeks ended September 27, 2016 is a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with a payment due after the filing of the Company’s 2015 federal income tax return, which was due on September 15, 2016 (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e. payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million credit facility (the “Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of September 27, 2016 and December 29, 2015, there were no borrowings outstanding against the Credit Facility, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of September 27, 2016, the Company was in compliance with all covenants.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2016 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of September 27, 2016, the Company had approximately $7.7 million in such commitments related to new restaurants.

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

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2016	2015	2016	2015
Stock-based compensation expense	$499	$342	$1,366	$852
Total	$499	$342	$1,366	$852

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards have been granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits grants of cash bonuses beginning in fiscal year 2015. This plan authorizes 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024.

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 39 weeks ended September 27, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	$—
Granted	326,995	$18.42
Forfeited	(15,431)	$24.65
Exercised	—
Outstanding and expected to vest at September 27, 2016	486,251	$22.79	9.3	$—
Exercisable at September 27, 2016	34,589	$29.85	8.5	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of September 27, 2016 and multiplying this result by the related number of options outstanding and expected to vest at September 27, 2016. The fair value of the common stock as of September 27, 2016 used in the above calculation was $14.38 per share, the closing price of the Company’s Class A common stock on September 27, 2016, the last trading day of the third quarter.

There was approximately $2.5 million of total unrecognized compensation costs related to options granted under the Plan as of September 27, 2016. That cost is expected to be recognized over a weighted average period of 4.1 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 39 weeks ended September 27, 2016 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	$1,282,360
Granted	104,003	$18.33
Forfeited	(5,093)	$24.67
Vested	(10,333)	$32.03
Outstanding and expected to vest at September 27, 2016	142,503	$22.55	9.2	$2,049,193

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at September 27, 2016 by the fair value of the common stock as of September 27, 2016. The fair value of the common stock as of September 27, 2016 used in the above calculation was $14.38 per share, the closing price of the Company’s common stock on September 27, 2016, the last trading day of the third quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 27, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $2.8 million. That cost is expected to be recognized over a weighted average period of 4.2 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of September 27, 2016 there was approximately $1.9 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

Overview

The Habit Burger Grill is a high-growth, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature freshly prepared salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $44 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and has historically gained market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of September 27, 2016, we had 160 locations, which includes eight franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales;
•	opportunistically open more drive-thru locations; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 160 restaurants in 15 markets in 10 states as of September 27, 2016, which includes eight franchised and licensed locations, but excludes the five licensed locations in Santa Barbara County, California. We opened 15 company-operated restaurants and three franchised restaurants from December 29, 2015 through September 27, 2016. We expect to open a total of 11 to 13 additional company-operated restaurants and two to four franchised/licensed restaurants through the remainder of 2016. As of September 27, 2016, we had three licensed and five franchised restaurants from which we earn revenue. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 39 weeks ended September 27, 2016, 5,277,810 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 10,333 restricted stock units vested during the 39-week period ended September 27, 2016 and 8,975 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 39-week period ended September 27, 2016. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 27, 2016, The Habit Restaurants, Inc. directly or indirectly held 19,047,897 LLC Units, representing a 73.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales Growth

Comparable corporate restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2011, 2012, 2013, 2014 and 2015 there were 30, 36, 51, 68 and 90 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 39 weeks ended September 27, 2016 there were 113 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales growth since 2011:

	Fiscal Year 2011				Fiscal Year 2012				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	8.8%	10.2%	8.8%	7.5%	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%
Comparable Restaurants	22	24	28	30	31	33	34	36	39	45	47	51

	Fiscal Year 2014				Fiscal Year 2015				39 Weeks Ended September 27, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable Restaurant Sales Growth	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107	113

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

Number of New Restaurant Openings

The number of company-operated restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2013, 2014 and 2015, respectively and for the 39 weeks ended September 27, 2016.

	39 Weeks Ended	Fiscal Year Ended
	September 27, 2016	2015	2014	2013
Company-operated restaurant base
Beginning of period	137	109	85	63
Openings	15	28	24	22
Restaurants at end of period	152	137	109	85
Franchised/licensed restaurants(1)
Beginning of period	5	1	—	—
Openings	3	4	1	—
Restaurants at end of period	8	5	1	—
Total restaurants
Beginning of period	142	110	85	63
Openings	18	32	25	22
Restaurants at end of period	160	142	110	85
Year-over-year growth
Total restaurants		29.1%	29.4%	34.9%
(1)	Does not include five licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, net, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA and certain items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
Adjusted EBITDA Reconciliation	2016	2015	2016	2015
(amounts in thousands)
Net income	$1,446	$2,199	$7,336	$7,582
Non-GAAP adjustments:
Provision for income taxes	869	522	3,038	2,089
Interest expense, net	179	110	456	342
Depreciation and amortization	3,788	2,836	10,779	8,163
EBITDA	6,282	5,667	21,609	18,176
Stock-based compensation expense(a)	499	342	1,366	852
Loss on disposal of assets(b)	35	25	110	58
Pre-opening costs(c)	569	635	1,361	1,342
Offering and exchange related expenses(d)	61	83	421	1,217
Adjusted EBITDA	$7,446	$6,752	$24,867	$21,645

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(d)

Beginning in 2016, this category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its Amended and Restated Limited Liability Company Agreement, dated as of April 5, 2015, as amended on May 16, 2016 (as amended, the “LLC Agreement”). There were no such exchanges or costs incurred in the comparable 2015 periods.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 relating to underpayment of prior years’ state income taxes at September 27, 2016. However, the Company continues to not recognize interest expense for uncertain tax positions for the period ended September 27, 2016 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

In connection with the IPO, we entered into the TRA. Under the TRA, we generally are required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. The Company has accrued $13,000 of interest expense for the 39-week period ended September 27, 2016 on the $2.0 million current portion of the TRA liability due to the Continuing LLC Owners under the TRA and the accrued interest is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 27, 2016. To the extent that we are unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of the IPO). Our ability to make payments under the TRA and to pay our own tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry.”

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

Results of Operations

Thirteen Weeks Ended September 27, 2016 Compared to Thirteen Weeks Ended September 29, 2015

The following table presents selected consolidated comparative results of operations for the 13 weeks ended September 27, 2016 compared to the 13 weeks ended September 29, 2015. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 27, 2016		September 29, 2015		$	%
Revenue
Restaurant revenue	$71,650	99.7%	$58,514	99.8%	$13,136	22.4%
Franchise/license revenue	235	0.3%	134	0.2%	101	75.4%
Total revenue	71,885	100.0%	58,648	100.0%	13,237	22.6%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	21,788	30.4%	18,725	32.0%	3,063	16.4%
Labor and related expenses	23,727	33.1%	18,292	31.3%	5,435	29.7%
Occupancy and other operating expenses	11,994	16.7%	9,117	15.6%	2,877	31.6%
General and administrative expenses	7,429	10.3%	6,104	10.4%	1,325	21.7%
Offering and exchange related expenses	61	0.1%	83	0.1%	(22)	-26.5%
Depreciation and amortization expense	3,788	5.3%	2,836	4.8%	952	33.6%
Pre-opening costs	569	0.8%	635	1.1%	(66)	-10.4%
Loss on disposal of assets	35	0.0%	25	0.0%	10	40.0%
Total operating expenses	69,391	96.5%	55,817	95.2%	13,574	24.3%
Income from operations	2,494	3.5%	2,831	4.8%	(337)	-11.9%
Other expenses
Interest expense, net	179	0.2%	110	0.2%	69	62.7%
Income before income taxes	2,315	3.2%	2,721	4.6%	(406)	-14.9%
Provision for income taxes	869	1.2%	522	0.9%	347	66.5%
Net income	$1,446	2.0%	$2,199	3.7%	$(753)	-34.2%

Restaurant revenue. Restaurant revenue increased $13.1 million, or 22.4%, for the 13 weeks ended September 27, 2016 as compared to the 13 weeks ended September 29, 2015, primarily due to a $5.7 million increase in sales from new restaurants which were opened in the current year and a $7.0 million increase in sales from restaurants opened prior to the 2016 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $0.1 million, or 0.2%, in the 13 weeks ended September 27, 2016 as compared to the comparable 2015 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 2.6% partially offset by a decrease in traffic of 2.4% in the 13 weeks ended September 27, 2016 as compared to the comparable 2015 period. The increase in revenue was also due in part to increased revenue of $0.3 million for catering trucks during the 13 weeks ended September 27, 2016 as compared to the 13 weeks ended September 29, 2015. We had six catering trucks operating in the 13 weeks ended September 27, 2016 compared to four catering trucks operating in the 13 weeks ended September 29, 2015.

Franchise/license revenue. Franchise/license revenue increased $101,000 for the 13 weeks ended September 27, 2016 compared to the comparable 2015 period. The increase was primarily due to an increase in royalty revenue of $103,000 in the current period as compared to the prior period, as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $3.1 million, or 16.4%, for 13 weeks ended September 27, 2016 as compared to the comparable 2015 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.4% in the 13 weeks ended September 27, 2016 from 32.0% in the prior year quarter. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $5.4 million, or 29.7%, for the 13 weeks ended September 27, 2016 as compared to the comparable 2015 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.1% in the third quarter of 2016 compared to 31.3% in the comparable quarter of 2015. Labor costs were higher primarily due to wage rate increases for hourly employees, the associated benefit costs for those increased wages and labor inefficiencies associated with new restaurant openings. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour, therefore we expect to see increased labor costs to continue. Labor related expenses were higher primarily due to costs associated with workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.9 million, or 31.6%, for the 13 weeks ended September 27, 2016 as compared to the comparable period in 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.7% in the third quarter of 2016 from 15.6% in the comparable quarter of 2015 primarily due to higher rent and common area maintenance costs and also due to higher repair and maintenance costs in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $1.3 million, or 21.7%, for the third quarter of 2016 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased slightly to 10.3% in the third quarter of 2016 from 10.4% in the prior year quarter.

Offering and exchange related expenses. Offering and exchange related expenses remained flat at $0.1 million for the third quarter of 2016 and the comparable period in 2015. The expense in the current period was attributed to costs incurred for the exchange of LLC Units.

Depreciation and amortization expenses. Depreciation and amortization increased $1.0 million, or 33.6%, for the third quarter of 2016 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.3% in the third quarter of 2016 compared to 4.8% in the comparable quarter of 2015.

Pre-opening costs. Pre-opening costs remained flat at $0.6 million for the third quarter of 2016 and the prior year quarter. The company opened six new company-operated restaurants in the third quarter of 2016 compared to seven new company-operated restaurants that opened in the third quarter of 2015. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.8% in the third quarter of 2016 compared to 1.1% in the comparable quarter of 2015.

Interest expense, net. Interest expense, net was $0.2 million for the third quarter of 2016 as compared to $0.1 in the prior year quarter.

Provision for income taxes. Income tax expense was $0.9 million for the third quarter of 2016 compared to $0.5 million in the prior year quarter.

Thirty Nine Weeks Ended September 27, 2016 Compared to Thirty Nine Weeks Ended September 29, 2015

The following table presents selected consolidated comparative results of operations for the 39 weeks ended September 27, 2016 compared to the 39 weeks ended September 29, 2015. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	39 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 27, 2016		September 29, 2015		$	%
Revenue
Restaurant revenue	$209,416	99.7%	$169,796	99.9%	$39,620	23.3%
Franchise/license revenue	542	0.3%	165	0.1%	377	228.5%
Total revenue	209,958	100.0%	169,961	100.0%	39,997	23.5%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	63,040	30.1%	54,754	32.2%	8,286	15.1%
Labor and related expenses	68,040	32.5%	51,666	30.4%	16,374	31.7%
Occupancy and other operating expenses	33,822	16.2%	25,722	15.1%	8,100	31.5%
General and administrative expenses	21,555	10.3%	17,026	10.0%	4,529	26.6%
Offering and exchange related expenses	421	0.2%	1,217	0.7%	(796)	-65.4%
Depreciation and amortization expense	10,779	5.1%	8,163	4.8%	2,616	32.0%
Pre-opening costs	1,361	0.6%	1,342	0.8%	19	1.4%
Loss on disposal of assets	110	0.1%	58	0.0%	52	89.7%
Total operating expenses	199,128	94.8%	159,948	94.1%	39,180	24.5%
Income from operations	10,830	5.2%	10,013	5.9%	817	8.2%
Other expenses
Interest expense, net	456	0.2%	342	0.2%	114	33.3%
Income before income taxes	10,374	4.9%	9,671	5.7%	703	7.3%
Provision for income taxes	3,038	1.4%	2,089	1.2%	949	45.4%
Net income	$7,336	3.5%	$7,582	4.5%	$(246)	-3.2%

Restaurant revenue. Restaurant revenue increased $39.6 million, or 23.3%, for the 39 weeks ended September 27, 2016 as compared to the 39 weeks ended September 29, 2015, primarily due to a $9.1 million increase in sales from new restaurants which were opened in the current year and a $26.8 million increase in sales from restaurants opened prior to the 2016 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $3.0 million, or 2.0%, in the 39 weeks ended September 27, 2016 as compared to the comparable 2015 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 3.8% partially offset by a decrease in traffic of 1.8% in the 39 weeks ended September 27, 2016 as compared to the comparable 2015 period. The increase in revenue was also due in part to increased revenue of $0.7 million for catering trucks during the 39 weeks ended September 27, 2016 as compared to the 39 weeks ended September 29, 2015. We had six catering trucks operating in the 39 weeks ended September 27, 2016 compared to four catering trucks operating in the 39 weeks ended September 29, 2015.

Franchise/license revenue. Franchise/license revenue increased $377,000 for the 39 weeks ended September 27, 2016 compared to the comparable 2015 period. The increase was primarily due to an increase in royalty revenue of $329,000 in the current period as compared to the prior period, as a result of the increased number of franchised/licensed locations. The increase is also due in part to additional franchise fees of $20,000 recognized in the current period.

Food and paper costs. Food and paper costs increased $8.3 million, or 15.1%, for 39 weeks ended September 27, 2016 as compared to the comparable 2015 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.1% in the 39 weeks ended September 27, 2016 from 32.2% in the prior year period. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $16.4 million, or 31.7%, for the 39 weeks ended September 27, 2016 as compared to the comparable 2015 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 32.5% in the 39 weeks ended September 27, 2016 compared to 30.4% in the comparable period of 2015. Labor costs were higher primarily due to wage rate increases for hourly employees, the associated benefit costs for those increased wages and labor inefficiencies associated with new restaurant openings. On January 1, 2016, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.00 per hour, therefore we expect to see increased labor costs to continue. Labor related expenses were higher primarily due to costs associated with healthcare and workers’ compensation insurance.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $8.1 million, or 31.5%, for the 39 weeks ended September 27, 2016 as compared to the comparable period in 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.2% in the 39 weeks ended September 27, 2016 from 15.1% in the comparable period for 2015 primarily due to higher rent and common area maintenance costs and also due to higher repair and maintenance costs in the current period as a percentage of restaurant revenue.

General and administrative expenses. General and administrative expenses increased $4.5 million, or 26.6%, for the 39 weeks ended September 27, 2016 as compared to the comparable prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. The increase was also attributable to increased legal and accounting costs incurred in the 39 weeks ended September 27, 2016 of $0.6 million and also due to increased stock compensation costs in the 39 weeks ended September 27, 2016 of $0.5 million. As a percentage of revenue, general and administrative expenses increased to 10.3% in the 39 weeks ended September 27, 2016 from 10.0% in the comparable prior year period, primarily due to the items mentioned above.

Offering and exchange related expenses. Offering and exchange related expenses were $0.4 million for the 39 weeks ended September 27, 2016 compared to $1.2 million in the comparable prior year period. The expense in the current period was attributed to costs incurred for the exchange of LLC Units compared to the expense in the prior year which was primarily due to costs incurred for the follow-on offering that was completed in April 2015.

Depreciation and amortization expenses. Depreciation and amortization increased $2.6 million, or 32.0%, for the 39 weeks ended September 27, 2016 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.1% in the 39 weeks ended September 27, 2016 compared to 4.8% in the comparable prior year period.

Pre-opening costs. Pre-opening costs were $1.4 million for the 39 weeks ended September 27, 2016 as compared to $1.3 million in the prior year period. The company opened 15 new company-operated restaurants in both the 39 weeks ended September 27, 2016 and in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.6% in the 39 weeks ended September 27, 2016 compared to 0.8% in the comparable prior year period.

Interest expense, net. Interest expense, net was $456,000 for the 39 weeks ended September 27, 2016 as compared to $342,000 for the comparable prior year period.

Provision for income taxes. Income tax expense was $3.0 million for the 39 weeks ended September 27, 2016 compared to $2.1 million in the comparable prior year period.

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

We believe that expected cash flow from operations and our existing cash balance at September 27, 2016 are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

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

The material changes in working capital from December 29, 2015 to September 27, 2016 were comprised of a $4.1 million increase in current assets and a $4.4 million increase in current liabilities. The increase in current assets was primarily due to a $3.4 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses. The increase in current liabilities was primarily due to higher employee related accruals of $2.9 million which was due to the timing of pay dates and higher accounts payable and accrued expenses of $1.1 million which was due to the timing of payments.

	39 Weeks Ended
	September 27,	September 29,
(amounts in thousands)	2016	2015
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$28,204	$24,616
Net cash used in investing activities	(23,061)	(19,046)
Net cash used in financing activities	$(1,760)	$(3,284)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $3.6 million to $28.2 million for the 39 weeks ended September 27, 2016 from $24.6 million for the 39 weeks ended September 29, 2015. There was an increase in the current period in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $0.4 million. There was also an increase in the current period of $2.6 million related to the change in depreciation and amortization expense, an increase of $1.7 million due to the change in prepaid expenses and an increase of $0.5 million related to the change in stock-based compensation. These increases were partially offset by a $2.8 million decrease in the accounts payable and accrued expenses balance changes which is primarily driven by the timing of invoices and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $4.1 million to $23.1 million for the 39 weeks ended September 27, 2016 from $19.0 million for the 39 weeks ended September 29, 2015. There were 15 new company-operated restaurants opened during the 39 weeks ended September 27, 2016 as well as during the 39 weeks ended September 27, 2015. The increase was due to construction costs for 15 new company-operated restaurants opened during the 39 weeks ended September 27, 2016, which included more drive-thru locations that tend to have higher construction costs. The increase was also attributed to capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $1.5 million to $1.8 million for the 39 weeks ended September 27, 2016 from $3.3 million for the 39 weeks ended September 29, 2015. The difference was mainly attributed to lower tax distributions in the current period of $1.5 million.

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

As of September 27, 2016, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 27, 2016, as well as our long-term obligations:

(amounts in thousands)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations(2)	196	22	174	—	—
Operating lease obligations(3)	182,327	3,978	40,498	41,996	95,855
Deemed landlord financing(4)	5,636	209	1,450	1,184	2,793
Purchase obligations	1,018	424	594	—	—
Total	$189,177	$4,633	$42,716	$43,180	$98,648

(1)

On July 23, 2014, we refinanced our long-term debt into a $35 million credit facility that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became our initial borrowings under the credit facility. This credit facility was paid down with the proceeds from the IPO.

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

Off-Balance Sheet Arrangements

As of September 27, 2016, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of September 27, 2016, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Habit Restaurants, Inc.
(Registrant)

November 3, 2016	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)