Form 10-K
period 2016-12-27
Habit Restaurants, Inc.
filed 2017-03-03
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 28, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $267 million.

As of February 27, 2017, there were 20,185,527 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 5,815,032 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

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

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2012, 2013, 2014, 2015 and 2016 ended on December 25, 2012, December 31, 2013, December 30, 2014, December 29, 2015 and December 27, 2016 respectively.

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
•

Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the price for our original Charburger with cheese ranges from $3.75 to $4.35 at our company-operated locations, which is below similar items on the menus of most competing fast casual restaurants.

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

•

The Habit has grown from 26 locations across three markets in California as of December 31, 2009 to 172 locations across 15 markets in 10 states and also in the United Arab Emirates as of December 27, 2016 and we had a compound annual growth rate of our units from 2009 to 2016 of 31.0%;

•	Our restaurants have generated 52 consecutive fiscal quarters of positive comparable restaurant sales growth, driven by both increases in customer traffic and increases in price;
•	We have grown our company-operated restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.9 million for the fiscal year 2016, representing an increase of 53.5%; and
•

From fiscal year 2009 to fiscal year 2016, our revenue increased from $28.1 million to $283.8 million, net income increased from $0.1 million to $9.3 million and Adjusted EBITDA increased from $1.9 million to $33.3 million.

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

It is our mission to become everyone’s favorite Habit, one burger at a time. We believe that every burger should be made-to-order, char-grilled over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries. Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 60% of our entrée revenue for the fiscal year ended December 27, 2016. Our sandwich selection offers a variety of choices, featuring sushi-grade tuna, fresh chicken and USDA choice steak and we also offer a variety of salad options, which are key to further diversifying our menu.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents. Our average restaurant size is between 2,000 and 2,800 square feet and features booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 27, 2016.

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

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit’s formula brings a highly differentiated experience to the fast casual restaurant segment by combining the quality, convenience and hospitality commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. The price for our char-grilled, made-to-order Charburger combination meal with fries and a regular drink ranges from $7.00 to $7.95 at our company-operated locations, which provides our customers with a meal that is priced below comparable menu options at many competing fast casual restaurant alternatives.

Highly Productive Restaurants

For the 52 weeks ended December 27, 2016, our restaurants that had been open for 12 months or more had an AUV of approximately $1.9 million, restaurant profit margins greater than 21% and generated cash-on-cash returns in excess of 40%.

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

Profit margins are typically defined as profit divided by revenue. Strong profit margins are generally considered 20% or higher. Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.9 million for the fiscal year ended December 27, 2016 at our relatively low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of 4,337 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school hangout for students, a social venue for seniors or an affordable restaurant for families. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $814 for the fiscal year ended December 27, 2016.

Broad Customer Appeal

Based on a 2014 external research report and a third-party customer satisfaction survey, our customer base is well-balanced with 55% male customers and 45% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Over 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 27, 2016, which in turn contributed to our strong AUVs.

Site Development and Expansion

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We have developed a targeted site acquisition and qualification process that incorporates our management’s experience as well as extensive data collection, analysis and interpretation. Our restaurant development efforts are led by our highly experienced senior management team and our in-house real estate team. Collectively, they have extensive experience identifying and qualifying suitable restaurant locations with restaurant concepts such as The Cheesecake Factory, Panda Express, Baja Fresh Mexican Grill, BJ’s Restaurants, Carino’s Italian Restaurants, Mimi’s Café and Rubio’s Fresh Mexican Grill.

Our site selection process includes extensive data collection, strategic mapping and competitive analysis and we proactively seek new restaurant locations based on specific criteria, such as demographic characteristics, daytime population and residential density thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. Our restaurant concept works in a range of location types due to the flexibility of our restaurant design, the balanced sales mix across day parts and guest demographics. Most of our restaurants are located in grocery anchored strip centers, power centers anchored by big box regional retailers and free-standing locations. To assist in our analysis of a potential restaurant location, we focus on locating near traffic generators, such as office buildings, hospitals, movie theaters, recreational parks, high schools and colleges, as well as preferred co-tenants with similar customer demographics to The Habit. While we typically target end-cap locations, we have the flexibility to operate inline, free-standing, end-cap drive-thru and traditional stand-alone drive-thru locations. We believe there is an opportunity to open more drive-thru locations going forward, which require increased investment costs but generate higher AUVs and result in a return on investment as good as or better than our traditional locations. Our ability to succeed in various trade area and real estate types has provided us with flexibility in our market development strategy and has lowered operating risk when selecting new restaurant locations.

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

Our non-drive-through prototype new restaurant model targets an average investment of approximately $810,000, net of tenant allowance. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our six flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

The development and construction of our new sites is the responsibility of our real estate, development and construction teams. Our Vice Presidents of Real Estate and Construction oversee each step of the development process that prepares a new restaurant for turnover to operations.

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

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-operated restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. At the end of fiscal 2016 we had seven franchise locations and three licensed restaurants from which we earn revenue.

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

In November 2014, we entered into an international franchise agreement for the development of up to 50 restaurants in six countries in the Middle East over the next 10 years. The franchisee has the exclusive rights to open restaurants in the UAE, Saudi Arabia, Qatar, Bahrain, Kuwait and Oman. Under this agreement, we received an initial development fee and initial franchise fees. Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We opened two locations under this agreement during the fourth quarter of 2016.

In fiscal 2014, we entered into two franchise development agreements for the Las Vegas, Nevada and Seattle, Washington markets, and had five restaurants open under those agreements at the end of the 2016 fiscal year. Our Las Vegas and Seattle agreements grant area development rights for up to a specified number of Habit restaurant locations within particular geographic locations for a period of five to 10 years. Under these agreements, we received initial development fees and initial franchise fees. Additionally, under each agreement we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We expect that future franchise development agreements will have similar terms.

In the third quarter of 2016, we entered into an international franchise agreement for the development of up to 25 restaurants in the Shanghai area. We received an initial development fee and initial franchise fees under the agreement.  Additionally, we will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. No restaurants were opened under these agreements in 2016.

In the fourth quarter of 2016, we entered into a franchise agreement for a restaurant to be opened in a casino in Reno, Nevada. We received an initial franchise fee and will be paid ongoing monthly royalties based on gross sales at the restaurant. This location was not open at of the end of fiscal 2016.

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

Our marketing efforts, headed by our Chief Marketing Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize social media such as Facebook, Twitter, Yelp and Instagram to generate buzz and promote our brand. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our seven custom designed Habit Burger Grill trucks to provide event catering services and have plans to add three additional catering trucks within the next year. As of December 27, 2016 we operated seven catering trucks in California that serve the greater Los Angeles, Orange County and San Diego areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in some instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. These trucks enable us to reach new consumers who may be outside our restaurant footprint by promoting new trials and extending brand awareness. We also utilize a free Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire high-quality ingredients and other necessary supplies that meet our specifications from reliable suppliers. During fiscal 2016, our primary distributor was Performance Food Group (our “primary distributor”), and we contract with them for the majority of our food and supplies. The food and supplies we purchased from Performance Food Group primarily consist of various proteins, such as fresh ground beef, chicken, sushi-grade albacore and USDA choice tri-tip steak. We also purchased beverages, paper and packaging products, produce, dairy and other grocery items, as well as a variety of kitchen and cleaning supplies needed to support our restaurant operations. We carefully selected our primary distributor based on its quality, understanding of our brand and ability to support our high growth model due to its national distribution presence. While Performance Food Group remains our primary distributor in several markets, during the first quarter of 2017 we began transitioning from Performance Food Group to four new distributors in certain markets. We will continue to regularly evaluate all of our distributors to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.

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

We believe that we have a favorable competitive stance in the fast casual restaurant segment and represent a significant alternative concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2013, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill, Panera Bread Company and Panda Express,

along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries and Smashburger, among others.

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our average per customer spend of $8.45 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a strong foundation for our continued growth.

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

Employees

As of December 27, 2016, we had 4,707 employees, including 153 field supervision/corporate personnel and 4,554 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances. These environmental laws can provide for significant fines and penalties for non-

compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations. See the section entitled “Item 1A, Risk Factors—Risks Related to Our Business and Industry—Compliance with environmental laws may negatively affect our business.”

Our History and Structure

Holding Company Structure

We are a holding company and our assets principally consist of our ownership (directly or indirectly) in The Habit Restaurants, LLC and its subsidiaries.

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively the “Company”). In November 2014, the Company completed its initial public offering of shares of our Class A common stock (the “IPO”). In connection with our IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions (the “Recapitalization”), in order to reorganize our capital structure in preparation of the IPO. Each share of The Habit Restaurants, Inc. Class A common stock corresponds to an economic interest held (directly or indirectly) by The Habit Restaurants, Inc. in The Habit Restaurants, LLC. Members of The Habit Restaurants, LLC are entitled to a proportionate share of the distributions and earnings of The Habit Restaurants, LLC, provided that The Habit Restaurants, Inc., as the managing member of The Habit Restaurants, LLC, is entitled to non-pro rata distributions for certain fees and expenses.

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

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 31 restaurants in 2016, consisting of 26 company-operated restaurants and five franchised/licensed locations and we opened 32 restaurants in 2015, consisting of 28 company-operated restaurants and four franchised/licensed locations. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on other factors, including:

•	negotiating leases with acceptable terms;
•	identifying, hiring and training qualified employees in each local market;
•	identifying and securing an appropriate site;
•	timely delivery of leased premises to us from our landlords and punctual commencement of our build-out construction activities;
•	managing construction and development costs of new restaurants, particularly in competitive markets;
•	obtaining construction materials and labor at acceptable costs;
•	maintaining qualified real estate and construction resourses to source and manage construction of new sites;
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

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. In addition, both fast food and casual dining segments have recently implemented deep discounting strategies to attract consumers. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef, our largest commodity expenditure that accounts for approximately 17% of our total food and paper costs, or 5% of our total costs in the fiscal year ended December 27, 2016, has decreased over the past year as a result of an increase in U.S. cattle supply. As of December 27, 2016, we did not purchase beef with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

We opened 31 restaurants in 2016, consisting of 26 company-operated restaurants and five franchised/licensed locations. We intend to continue to increase the number of our restaurant openings in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

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

There are six Habit Burger Grill locations in Santa Barbara County, California, operated under a license agreement by our former chief executive officer, for which we receive no royalties or revenue.

Our former chief executive officer, Brent Reichard, and our co-founder, Bruce Reichard, operate six The Habit Burger Grill restaurants in Santa Barbara County, California through Reichard Bros. Enterprises, Inc., pursuant to license agreements entered into in 2004, as amended and restated in 2007 and as further amended in October 2014 (the “Reichard License”). We do not receive any royalties or other revenue from these locations, and pursuant to the terms of the Reichard License, we are prohibited from opening any company-operated locations in Santa Barbara County, California. Reichard Bros. Enterprises, Inc. is also entitled, pursuant to the terms of the Reichard License, to open additional locations in Santa Barbara County, California. The Reichard License contains quality control provisions, and provides that we may terminate the Reichard License if Reichard Bros. Enterprises, Inc. fails to comply with any material provisions thereof. Nevertheless, if Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and requirements it may have a material adverse effect on our business, financial condition and results of operations.

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

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 62.7% of our revenue in fiscal year 2014, approximately 59% in fiscal year 2015 and approximately 56.9% in fiscal year 2016. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2016, unemployment in California was 5.2% compared to the U.S. unemployment rate of 4.7%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. During fiscal 2016, we also relied on Performance Food Group as one of our primary distributors, which supplied us with approximately 92.5% of our food supplies in the fiscal year ended December 27, 2016. While Performance Food Group remains our primary distributor in several markets, during the first fiscal quarter of 2017 we have begun transitioning from Performance Food Group to four distributors in certain markets. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, modifications to or repeal of all or certain provisions of the PPACA are expected as a result of the outcome of the recent presidential election, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or impact of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business, financial condition and results of operations, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. On January 1, 2017, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.50 per hour, after being raised to $10.00 per hour on January 1, 2016. It had previously been set at $9.00 per hour since July 1, 2014. Legislation is currently in place that increases the minimum wage in the State of California gradually over the next five years to $15.00 by January 1, 2022. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. And if menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

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

Furthermore, in recent years immigration laws have been a topic of considerable political focus. The Trump administration has indicated that it intends to re-examine immigration laws and regulations. Further changes in immigration or work authorization laws could increase our compliance and oversight obligations, which could subject us to additional costs and potential liability and make our hiring process more burdensome, and could potentially reduce the availability of prospective employees.

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have issued new regulations which will require lessees to capitalize operating leases in their financial statements effective for fiscal years beginning after December 15, 2018. This change will require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations.

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

As of December 27, 2016, investment funds affiliated with KarpReilly beneficially owned 1.1% of our outstanding Class A common stock and 43.9% of our outstanding Class B common stock, which aggregates to 10.7% of our voting power. Although their voting power is below 50%, KarpReilly may be able to influence the election of members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, and two of our directors, Christopher K. Reilly and Allan W. Karp, who are affiliated with KarpReilly, will continue to serve on our board of directors.

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

Our acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the holders of economic, non-voting interests in The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of our Class A common stock or cash are expected to provide favorable tax attributes for us. As a result of our acquisitions of interests in The Habit Restaurants, LLC from the Continuing LLC Owners, we anticipate that the resulting tax basis adjustments and other related tax attributes may reduce the amount of tax we would otherwise be required to pay in the future.

In connection with the IPO, we entered into a tax receivable agreement (the “TRA”). Under the TRA, we generally are required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we or our subsidiaries actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings.

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit

Restaurants, LLC as a result of the IPO, the April 2015 Offering, and the exchanges of economic, non-voting interests in The Habit Restaurants, LLC (the “LLC Units”) for shares of Class A common stock by the Continuing LLC Owners that have occurred through the end of fiscal 2016, would aggregate to approximately $164.2 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $139.6 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The actual amounts may materially differ from these hypothetical amounts.

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

We are a holding company with no direct operations (other than in our capacity as Managing Member of The Habit Restaurants, LLC) that holds as our principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries each of which holds as its principal asset an equity interest in The Habit Restaurants, LLC. We rely on The Habit Restaurants, LLC to provide us with funds necessary to meet any financial obligations. As such, we have no independent means of generating revenue. The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit taxes as a withholding agent). Instead, taxable income is allocated to holders of its LLC Units, including us and our subsidiaries. Accordingly, we incur income taxes on our allocable share of any net taxable income of The Habit Restaurants, LLC and we also incur expenses related to our operations. Pursuant to the Limited Liability Company Agreement of The Habit Restaurants, LLC (the “LLC Agreement”) The Habit Restaurants, LLC is obligated to make tax distributions to holders of LLC Units, including us and our subsidiaries, subject to the conditions described below. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect will be significant. We intend to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, The Habit Restaurants, LLC’s ability to make such distributions and payments in the future may be subject to various limitations and restrictions, including the operating results of our subsidiaries, our cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (e.g., as a result of The Habit Restaurants, LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds, and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the

TRA is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect on the date of the IPO).

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

The market price and trading volume of our Class A common stock has been and will likely continue to be volatile for the foreseeable future, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this annual report and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	changes in general market and economic conditions.

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

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 27, 2016, we had 172 locations in 15 markets in 10 states and the United Arab Emirates, including franchised/licensed locations (excluding six licensed locations in Santa Barbara County, California). We operate a variety of restaurant formats, including end-cap, free-standing, inline, end-cap drive-thru and traditional stand-alone drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of company-operated and franchised/licensed restaurants by geographic location as of December 27, 2016.

	Company-	Franchised/
	Operated	Licensed(1)	Total
California	130	2	132
Utah	9	—	9
Arizona	8	1	9
New Jersey	6	—	6
Florida	6	—	6
Idaho	1	—	1
Virginia	1	—	1
Maryland	1	—	1
Nevada	—	3	3
Washington	—	2	2
Domestic	162	8	170
United Arab Emirates	—	2	2
International	—	2	2
Total	162	10	172

(1)	Does not include six licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

We opened 31 restaurants in 2016, consisting of 26 company-operated restaurants and five franchised/licensed locations. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2017.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our non-drive-through prototype new restaurant model targets an average cash build-out cost of approximately $810,000, net of tenant allowances, AUVs of approximately $1.5 million and cash-on-cash returns in excess of 30% in the third full year of operation.

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

The following table presents information on the high and intraday low sales prices per share as reported on the Nasdaq Global Market for our Class A common stock for the periods indicated:

	High	Low
2015
First Quarter of 2015 (December 31, 2014 — March 31, 2015)	$36.88	$29.05
Second Quarter of 2015 (April 1, 2015 — June 30, 2015)	$40.50	$30.29
Third Quarter of 2015 (July 1, 2015 — September 29, 2015)	$31.97	$21.15
Fourth Quarter of 2015 (September 30, 2015 — December 29, 2015)	$28.07	$20.76
2016
First Quarter of 2016 (December 30, 2015 — March 29, 2016)	$24.44	$17.65
Second Quarter of 2016 (March 30, 2016 — June 28, 2016)	$20.01	$15.48
Third Quarter of 2016 (June 29, 2016 — September 27, 2016)	$17.36	$13.89
Fourth Quarter of 2016 (September 28, 2016 — December 27, 2016)	$18.00	$13.20

Holders

On February 27, 2017, the last reported sale price for our Class A common stock on Nasdaq was $13.80 per share. As of February 27, 2017 there were 36 holders of record of our Class A common stock and 56 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

Our board of directors did not pay a dividend on our Class A common stock in 2016 and does not currently intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from November 20, 2014 (using the closing price of our shares of Class A common stock on November 20, 2014, the day they were initially sold to the public) to December 27, 2016 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on November 20, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	Selected Financial Data

The following tables summarize consolidated financial information of The Habit Restaurants, Inc. Our financial results for the years presented prior to the IPO are the historical results of The Habit Restaurants, LLC, including the earnings prior to and up to November 25, 2014. For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 22.4% as of December 27, 2016. As these amounts were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly. You should read the selected historical financial data set forth below in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data” of Part II to this Annual Report.

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2012, 2013, 2014, 2015 and 2016 ended on December 25, 2012, December 31, 2013, December 30, 2014, December 29, 2015 and December 27, 2016 respectively.

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
(amounts in thousands except share and per share data)
Statements of Operations Data:
Revenue:
Restaurant revenue	$282,819	$230,258	$174,544	$120,373	$84,158
Franchise/license revenue	991	344	75	—	—
Total revenue	283,810	230,602	174,619	120,373	84,158
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	84,585	73,797	58,260	38,789	26,396
Labor and related expenses	92,588	70,784	51,898	35,782	25,831
Occupancy and other operating expenses	46,352	35,495	27,184	18,906	12,687
General and administrative expenses	28,849	23,308	17,389	12,634	10,254
Offering and exchange related expenses	674	1,721	613	—	—
Depreciation and amortization expense	14,880	11,312	8,472	6,008	3,923
Pre-opening costs	2,174	2,296	1,902	1,754	1,458
Loss on disposal of assets	128	114	141	15	3
Total operating expenses	270,230	218,827	165,859	113,888	80,552
Income from operations	13,580	11,775	8,760	6,485	3,606
Other expenses
Interest expense, net	634	451	909	735	548
Income before income taxes	12,946	11,324	7,851	5,750	3,058
Provision for income taxes	3,646	2,473	299	—	—
Net income	$9,300	$8,851	$7,552	$5,750	$3,058
Less: net income attributable to non-controlling interests(1)	(4,640)	(6,082)	(7,584)	(5,750)	(3,058)
Net income (loss) attributable to The Habit Restaurants, Inc.	$4,660	$2,769	$(32)	$—	$—

Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:(2)
Basic	$0.27	$0.22	$(0.00)	—	—
Diluted	$0.27	$0.22	$(0.00)	—	—
Weighted average shares of Class A common stock outstanding:
Basic	17,139,777	12,445,138	8,974,550	—	—
Diluted	17,148,466	12,451,962	8,974,550	—	—

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$34,003	$29,860	$23,194	$15,374	$11,244
Net cash used in investing activities	(32,649)	(27,659)	(24,403)	(20,234)	(14,968)
Net cash provided by (used in) financing activities	$(4,153)	$(4,679)	$50,556	$4,682	$3,735
Balance Sheet Data-Consolidated (at period end):
Cash and cash equivalents	$44,192	$46,991	$49,469	$122	$300
Property and equipment, net(3)	102,857	81,524	65,668	50,076	34,775
Total assets	330,366	256,711	158,622	77,881	60,136
Total debt(4)	6,036	2,436	2,478	13,966	8,504
Total members'/stockholders' equity	$143,887	$131,932	$116,957	$45,067	$39,130
Other Operating Data:
Total restaurants at end of period(5)	172	142	110	85	63
Company-operated restaurants at end of period	162	137	109	85	63
Company-operated comparable restaurant sales growth(6)	1.9%	6.4%	10.7%	3.6%	3.5%
Company-operated average unit volumes	$1,917	$1,919	$1,823	$1,634	$1,565
Restaurant contribution(7)	59,294	50,182	37,202	26,896	19,243
as a percentage of revenue	21.0%	21.8%	21.3%	22.3%	22.9%
EBITDA(8)	$28,460	$23,087	$17,232	$12,492	$7,529
Adjusted EBITDA(8)	33,306	28,418	21,038	13,996	10,251
as a percentage of revenue	11.7%	12.3%	12.0%	11.6%	12.2%
Capital expenditures(9)	$32,649	$27,659	$24,403	$20,234	$14,968

(1)

For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 22.4%, 47.1% and 65.5% as of December 27, 2016, December 29, 2015 and December 30, 2014, respectively. Since all of the earnings prior to and up to November 25, 2014 were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

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

(5)	Does not include six licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.
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

A reconciliation of restaurant contribution to company-operated restaurant revenue is provided below:

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
(amounts in thousands)
Restaurant revenue	$282,819	$230,258	$174,544	$120,373	$84,158
Restaurant operating costs	223,525	180,076	137,342	93,477	64,915
Restaurant contribution	$59,294	$50,182	$37,202	$26,896	$19,243

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
(amounts in thousands)
Net income	$9,300	$8,851	$7,552	$5,750	$3,058
Non-GAAP adjustments:
Provision for income taxes	3,646	2,473	299	—	—
Interest expense, net	634	451	909	735	548
Depreciation and amortization	14,880	11,312	8,472	6,008	3,923
EBITDA	28,460	23,087	17,232	12,493	7,529
Stock-based compensation expense(a)	1,870	1,200	515	260	301
Management fees(b)	—	—	635	144	160
Loss on disposal of assets(c)	128	114	141	15	3
Legal settlement(d)	—	—	—	(9)	800
Pre-opening costs(e)	2,174	2,296	1,902	1,754	1,458
2013 additional operating week impact(f)	—	—	—	(661)	—
Offering and exchange related expenses(g)	674	1,721	613	—	—
Adjusted EBITDA	$33,306	$28,418	$21,038	$13,996	$10,251

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)	One-time costs related to the settlement of a legal matter.
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

(g)

Includes public offering related expenses. Also, beginning in 2016, this category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its LLC Agreement.

(9)	Capital expenditures consist of cash paid related to new restaurant construction, the remodel and maintenance of existing restaurants and other corporate expenditures.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in the section entitled “Item 1A, Risk Factors” and elsewhere in this Annual Report.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 27, 2016, we had 172 locations, which includes 10 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 172 restaurants in 15 markets in 10 states and also in the United Arab Emirates as of December 27, 2016, including franchised/licensed locations (excluding six licensed locations in Santa Barbara County, California). We opened 31 restaurants in 2016, consisting of 26 company-operated and five franchised/licensed locations. Over the next four years, we plan to double the number of The Habit locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During fiscal year 2016, 6,408,650 LLC Units were exchanged by the Continuing LLC Owners, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 10,533 restricted stock units vested during fiscal year 2016 and 11,710 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during fiscal year 2016. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 27, 2016, The Habit Restaurants, Inc. directly or indirectly held 20,178,937 LLC Units, representing a 77.6% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a

53-week year, which contains six weeks. As of the end of fiscal years 2012, 2013, 2014, 2015 and 2016 there were 36, 51, 68, 90 and 114 company-operated restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable company-operated restaurant sales growth since 2012:

	Fiscal Year 2012				Fiscal Year 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%
Comparable Restaurants	31	33	34	36	39	45	47	51

	Fiscal Year 2014				Fiscal Year 2015				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107	113	114

Average Unit Volumes (AUVs)

AUVs are calculated by dividing revenue for the trailing 52-week period for all company-operated restaurants that have operated for 12 full accounting periods by the total number of restaurants open for such period. We operate on a 4-4-5 calendar, each accounting period will consist of either four or five weeks with the exception of a 53-week year, where the last period contains six weeks. For purposes of the AUV calculation in 2013, we used the last 52 of the 53 weeks of the fiscal year. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

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

Restaurant Development

The schedule below reflects the number of restaurants opened during a particular reporting period. In fiscal 2016 we closed one company-operated restaurant. Before we open new company-operated restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our company-operated restaurant base for the fiscal years 2012, 2013, 2014, 2015 and 2016, respectively.

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
Company-operated restaurant base
Beginning of period	137	109	85	63	46
Openings	26	28	24	22	17
Closures	(1)	—	—	—	—
Restaurants at end of period	162	137	109	85	63
Franchised/licensed restaurants(1)
Beginning of period	5	1	—	—	—
Openings	5	4	1	—	—
Restaurants at end of period	10	5	1	—	—
Total restaurants
Beginning of period	142	110	85	63	46
Openings	31	32	25	22	17
Closures	(1)	—	—	—	—
Restaurants at end of period	172	142	110	85	63
Year-over-year growth
Total restaurants	21.1%	29.1%	29.4%	34.9%	37.0%

(1)	Does not include six licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

Offering and exchange related expenses. Offering and exchange related expenses include expenses associated with public offering related costs and costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners pursuant to the LLC Agreement.

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

Leases and Deferred Rent

We record rent expense for our leases, which generally have escalating rentals over the term of the lease and may contain rent holidays or free rents, on a straight-line basis over the lease term. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is reported as pre-opening rent expense in the consolidated statements of operations. Tenant incentives used to fund leasehold improvements are recorded as deferred rent and amortized as reductions of rent expense beginning when we take control of the related leased space through the term of the lease. The amortization of the tenant incentives for the period prior to the restaurant opening is reported as a reduction of pre-opening rent expense in the consolidated statements of operations. Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense when the achievement of specified targets is considered probable. Rent expense for the period after a restaurant opens and contingent rent expense are recorded on the occupancy and other operating expenses line of the consolidated statements of operations.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 at December 27, 2016. However, the Company continues to not recognize interest expense for uncertain tax positions for the year ended December 27, 2016 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Results of Operations

Fiscal Year Ended December 27, 2016 Compared to Fiscal Year Ended December 29, 2015

The following table presents selected consolidated comparative results of operations for fiscal year ended December 27, 2016 compared to fiscal year ended December 29, 2015. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage or restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase
(amounts in thousands)	December 27, 2016		December 29, 2015		$	%
Revenue
Restaurant revenue	$282,819	99.7%	$230,258	99.9%	$52,561	22.8%
Franchise/license revenue	991	0.3%	344	0.1%	647	188.1%

Total revenue	283,810	100.0%	230,602	100.0%	53,208	23.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	84,585	29.9%	73,797	32.0%	10,788	14.6%
Labor and related expenses	92,588	32.7%	70,784	30.7%	21,804	30.8%
Occupancy and other operating expenses	46,352	16.4%	35,495	15.4%	10,857	30.6%
General and administrative expenses	28,849	10.2%	23,308	10.1%	5,541	23.8%
Offering and exchange related expenses	674	0.2%	1,721	0.7%	(1,047)	-60.8%
Depreciation and amortization expense	14,880	5.3%	11,312	4.9%	3,568	31.5%
Pre-opening costs	2,174	0.8%	2,296	1.0%	(122)	-5.3%
Loss on disposal of assets	128	0.0%	114	0.0%	14	12.3%

Total operating expenses	270,230	95.2%	218,827	94.9%	51,403	23.5%

Income from operations	13,580	4.8%	11,775	5.1%	1,805	15.3%
Other expenses
Interest expense, net	634	0.2%	451	0.2%	183	40.6%
Income before income taxes	12,946	4.6%	11,324	4.9%	1,622	14.3%
Provision for income taxes	3,646	1.3%	2,473	1.1%	1,173	47.4%

Net income	$9,300	3.3%	$8,851	3.8%	$449	5.1%

Restaurant revenue. Restaurant revenue increased $52.6 million, or 22.8%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to an $18.2 million increase in sales from new restaurants which were opened in fiscal year 2016 and a $29.4 million increase in sales from restaurants opened prior to fiscal year 2016 that did not fall into the comparable restaurant base. Comparable restaurant sales increased $3.9 million, or 1.9%, in fiscal year 2016 as compared to fiscal year 2015. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 3.3% partially offset by a decrease in traffic of 1.4% in fiscal year 2016 as compared to fiscal year 2015. The increase in revenue was also due in part to increased revenue of $1.1 million for catering trucks in fiscal year 2016 as compared to fiscal year 2015. We had seven catering trucks operating by the end of fiscal year 2016 compared to four catering trucks operating at the end of fiscal year 2015.

Franchise/license revenue. Franchise/license revenue increased $647,000 for fiscal year 2016 compared to fiscal year 2015. The change was primarily due to increased royalty revenue of $354,000 in fiscal year 2016 as compared to fiscal year 2015, due to the increased number of franchised/licensed locations. There was also an increase in franchise fees recognized in fiscal year 2016 of $225,000 as we opened five franchised/licensed locations in fiscal year 2016 compared to four locations in fiscal year 2015, and we also recognized higher development fee revenue relating to our franchise agreements in fiscal year 2016 compared to fiscal year 2015. The increase is also due to an increase in pass through income in fiscal year 2016 of $68,000 primarily attributed to the increased number of locations.

Food and paper costs. Food and paper costs increased $10.8 million, or 14.6%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 29.9% in fiscal year 2016 from 32.0% in fiscal year 2015. This decrease was primarily driven by decreases in beef and other protein costs in fiscal year 2016.

Labor and related expenses. Labor and related expenses increased $21.8 million, or 30.8%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 32.7% in fiscal year 2016 compared to 30.7% in fiscal year 2015. Labor costs were higher primarily due to wage rate increases for hourly employees, the associated benefit costs for those increased wages and labor inefficiencies associated with new restaurant openings. On January 1, 2017, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.50 per hour, therefore we expect to see increased labor costs to continue. Labor related expenses were higher primarily due to costs associated with workers’ compensation insurance, higher medical insurance and higher sick pay.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $10.9 million, or 30.6%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.4% in fiscal year 2016 from 15.4% in fiscal year 2015 primarily due to higher rent and common area maintenance costs, and also due to higher repair and maintenance costs in fiscal year 2016 as a percentage of restaurant revenue. We expect to see higher rent costs to continue in fiscal 2017.

General and administrative expenses. General and administrative expenses increased $5.5 million, or 23.8%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. As a percentage of revenue, general and administrative expenses increased slightly to 10.2% in fiscal year 2016 from 10.1% in fiscal year 2015.

Offering and exchange related expenses. Offering related expenses were $0.7 million for fiscal year 2016 as compared to $1.7 million for fiscal year 2015. The expense in fiscal year 2016 was attributed to costs incurred for the exchange of LLC Units into shares of Class A common stock compared to the expense in fiscal year 2015, which was primarily due to costs associated with the follow-on offering of the Company’s Class A common stock that was completed in April 2015, and the proposed follow-on offering that was withdrawn in December 2015.

Depreciation and amortization expenses. Depreciation and amortization expense increased $3.6 million, or 31.5%, for fiscal year 2016 as compared to fiscal year 2015, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.3% for fiscal year 2016 compared to 4.9% in fiscal year 2015, primarily due to slightly higher average capital expenditures on our new restaurants.

Pre-opening costs. Pre-opening costs were $2.2 million for fiscal year 2016 as compared to $2.3 million for fiscal year 2015. The company opened 26 new company-operated restaurants in fiscal year 2016 compared to 28 new company-operated restaurants that opened in fiscal year 2015. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased slightly to 0.8% in fiscal year 2016, from 1.0% in fiscal year 2015.

Interest expense, net. Interest expense, net increased $183,000, or 40.6%, for fiscal year 2016 as compared to fiscal year 2015.

Provision for income taxes. Income tax expense was $3.6 million for fiscal year 2016 compared to $2.5 million for fiscal year 2015. The increase is primarily attributed to the higher net income attributable to The Habit Restaurants, Inc. in fiscal 2016.

Fiscal Year Ended December 29, 2015 Compared to Fiscal Year Ended December 30, 2014

The following table presents selected consolidated comparative results of operations for fiscal year ended December 29, 2015 compared to fiscal year ended December 30, 2014. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage or restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase / (Decrease)
(amounts in thousands)	December 29, 2015		December 30, 2014		$	%
Revenue
Restaurant revenue	$230,258	99.9%	$174,544	100.0%	$55,714	31.9%
Franchise/license revenue	344	0.1%	75	0.0%	269	358.7%

Total revenue	230,602	100.0%	174,619	100.0%	55,983	32.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	73,797	32.0%	58,260	33.4%	15,537	26.7%
Labor and related expenses	70,784	30.7%	51,898	29.7%	18,886	36.4%
Occupancy and other operating expenses	35,495	15.4%	27,184	15.6%	8,311	30.6%
General and administrative expenses	23,308	10.1%	17,389	10.0%	5,919	34.0%
Offering related expenses	1,721	0.7%	613	0.4%	1,108	180.8%
Depreciation and amortization expense	11,312	4.9%	8,472	4.9%	2,840	33.5%
Pre-opening costs	2,296	1.0%	1,902	1.1%	394	20.7%
Loss on disposal of assets	114	0.0%	141	0.1%	(27)	-19.1%

Total operating expenses	218,827	94.9%	165,859	95.0%	52,968	31.9%

Income from operations	11,775	5.1%	8,760	5.0%	3,015	34.4%
Other expenses
Interest expense, net	451	0.2%	909	0.5%	(458)	-50.4%
Income before income taxes	11,324	4.9%	7,851	4.5%	3,473	44.2%
Provision for income taxes	2,473	1.1%	299	0.2%	2,174	727.1%

Net income	$8,851	3.8%	$7,552	4.3%	$1,299	17.2%

Restaurant revenue. Restaurant revenue increased $55.7 million, or 31.9%, for fiscal year 2015 as compared to fiscal year 2014, primarily due to a $19.4 million increase in sales from new restaurants which were opened in fiscal year 2015 and a $26.2 million increase in sales from restaurants opened prior to fiscal year 2015 that did not fall into the comparable restaurant base. Comparable restaurant sales increased $9.4 million, or 6.4%, in fiscal year 2015 as compared to fiscal year 2014. Comparable restaurant sales growth was primarily due to an increase in traffic of 2.5% and an increase in average transaction amount of 3.9% in fiscal year 2015 as compared to fiscal year 2014.

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

Selected Quarterly Financial Data

The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2016 and 2015. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q16	2Q16	3Q16	4Q16	FY16
Total revenue	$66,957	$71,116	$71,885	$73,852	$283,810
Income from operations	4,527	3,809	2,494	2,750	13,580
Net income	3,395	2,496	1,446	1,964	9,300
Net income attributable to non- controlling interests	2,014	1,305	677	644	4,640
Net income attributable to The Habit Restaurants, Inc.	$1,381	$1,191	$769	$1,320	$4,660
Basic income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27
Diluted income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27

	Fiscal Quarter(1)
	1Q15	2Q15	3Q15	4Q15	FY15
Total revenue	$54,583	$56,730	$58,648	$60,641	$230,602
Income from operations	3,602	3,582	2,831	1,762	11,775
Net income	2,966	2,419	2,199	1,268	8,851
Net income attributable to non- controlling interests	2,283	1,741	1,281	778	6,082
Net income attributable to The Habit Restaurants, Inc.	$683	$678	$918	$490	$2,769
Basic income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22
Diluted income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22

1)	Certain totals may not sum exactly due to rounding.

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

As of December 27, 2016, we have commitments totaling $8.3 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

Year over year, we have continued to experience increases in comparable restaurant sales, operating cash flows and continued above average restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations and our existing cash balance at December 27, 2016 are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at December 27, 2016 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2015 to fiscal year 2016 were comprised of a $1.4 million decrease in current assets and a $3.0 million increase in current liabilities. The decrease in current assets was primarily due to a $2.8 million decrease in cash primarily attributed to the timing of payables and accrued expense, partially offset by an increase in accounts receivable of $0.8 million due primarily to higher tenant allowance receivables which is attributed to the increased number of restaurant openings and an increase in inventory of $0.4 million which is attributed to the increased number of restaurants. The increase in current liabilities was primarily due to higher employee-related accruals of $1.3 million which were primarily due to the increased number of employees and the related increased labor and benefits costs and a $1.3 million increase in accounts payable and accrued expenses which is primarily due to the timing of payments.

	Fiscal Year Ended
	December 27,	December 29,	December 30,
(amounts in thousands)	2016	2015	2014
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$34,003	$29,860	$23,194
Net cash used in investing activities	(32,649)	(27,659)	(24,403)
Net cash provided by (used in) financing activities	$(4,153)	$(4,679)	$50,556

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $4.1 million to $34.0 million for the fiscal year ended December 27, 2016 from $29.9 million for the fiscal year ended December 29, 2015. The increase was primarily driven by an increase in restaurant contribution and a decrease in offering and exchange related expenses partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $4.6 million.

This increase in cash provided by operating activities for the fiscal year ended December 27, 2016 compared to the fiscal year ended December 29, 2015 was partially offset due to changes in accounts payable of $1.3 million which was primarily attributed to timing.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $5.0 million to $32.6 million for the fiscal year ended December 27, 2016 from $27.7 million for the fiscal year ended December 29, 2015. There were 26 new company-operated restaurants opened during the fiscal year ended December 27, 2016 compared to 28 new company-operated restaurants that opened during the fiscal year ended December 29, 2015. The increase was due to slightly higher construction costs for the 26 company-operated restaurants opened during fiscal year 2016, which also included more drive-thru locations that tend to have higher construction costs. The increase was also attributed to capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities decreased by $0.5 million to $4.2 million for the fiscal year ended December 27, 2016 from $4.7 million for the fiscal year ended December 29, 2015. This change was primarily due to a decrease in tax distributions to Continuing LLC Owners of $2.5 million in the current year, partially offset by increased payments under the TRA of $2.0 million.

Net cash used in financing activities was $4.7 million for the fiscal year ended December 29, 2015 compared to cash provided by financing activities of $50.6 million for the fiscal year ended December 30, 2014. This change was primarily due to net proceeds from the IPO that were received in fiscal year 2014 of $92.3 million and increased tax distributions to Continuing LLC Owners of $3.0 million in the current year, partially offset by lower tax and other distributions of $28.7 million and decreased principal payments of $11.5 million as the debt was paid down in fiscal year 2014.

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

As of December 27, 2016, we had no outstanding debt under the credit facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 27, 2016, as well as our long-term obligations:

	Total	2017	2018-2019	2020-2021	2022 and Thereafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations(2)	174	174	—	—	—
Operating lease obligations(3)	200,608	18,639	45,691	44,027	92,251
Deemed landlord financing(4)	5,432	773	1,302	1,122	2,235
Purchase obligations	594	594	—	—	—
Total	$206,808	$20,180	$46,993	$45,149	$94,486

(1)

On July 23, 2014, we refinanced our long-term debt into a $35 million credit facility that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became our initial borrowings under the credit facility. This credit facility was paid down with the proceeds from the IPO.

(2)	Represents the fee of 0.25% per annum of the unused portion of the facility and the $125,000 fee due at maturity of the facility or when the facility is paid in full and retired.
(3)	Includes base lease terms that are included in the lease term in accordance with accounting guidance related to leases.
(4)	Includes principal and interest payments during the lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.

Off-Balance Sheet Arrangements

As of December 27, 2016, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 27, 2016, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 27, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control, as of December 27, 2016, over financial reporting based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2016.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 27, 2016:

Name	Age	Position
Russell W. Bendel	62	Chief Executive Officer, President and Director
Ira Fils	51	Chief Financial Officer, Secretary and Director
Anthony Serritella	56	Chief Operating Officer
Peter Whitwell	57	Chief Quality Officer
Matthew Hood	47	Chief Marketing Officer
Christopher Reilly	54	Director
Allan Karp	62	Director
Ira Zecher	64	Director
A. William Allen III	57	Director
Joseph J. Kadow	60	Director

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

Ira Zecher has served as a director of The Habit Restaurants, Inc. since August 2014. Mr. Zecher is a managing member of ILZ, LLC, and is a director, audit committee chairman and compensation committee member of the board of Chuy’s Holdings, Inc. (Nasdaq: CHUY). He previously served as a director, audit committee chairman and compensation committee member of Norcraft Companies, Inc. (NYSE: NCFT) from October 2013 to May 2015. Prior to joining The Habit, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. Mr. Zecher gained extensive experience in audits and transactions at Ernst & Young LLP, where he served as a partner in the Audit and Transaction Advisory Services groups in New York and as the director of the Far East Area Private Equity practice, based in Hong Kong. Mr. Zecher is a CPA and holds a B.A. in accounting from Queens College of the City University of New York. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. Because of Mr. Zecher’s broad accounting and financial experience, we believe he is qualified to serve on our board of directors.

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

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 27, 2016 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this Annual Report.
ITEM 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 3, 2017.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell W. Bendel
Russell W. Bendel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell W. Bendel Russell W. Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 3, 2017

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 3, 2017

/s/ Allan W. Karp Allan W. Karp	Director	March 3, 2017

/s/ Ira Zecher Ira Zecher	Director	March 3, 2017

/s/ A. William Allen III A. William Allen III	Director	March 3, 2017

/s/ Joseph J. Kadow Joseph J. Kadow	Director	March 3, 2017

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

10.1	Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	S-1	333-202706	April 7, 2015	10.1

10.2	Tax Receivable Agreement	10-K	001-36749	March 12, 2015	10.2

10.3	2014 Omnibus Incentive Plan	10-K	001-36749	March 3, 2016	10.3

10.4	Form of Restricted Stock Award Agreement	8-K	001-36749	April 16, 2015	10.1

10.5	Form of Non-Statutory Stock Option Award Agreement	8-K	001-36749	April 16, 2015	10.2

10.6	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.7	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

10.8	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

10.9	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.10	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Russell W. Bendel	8-K	001-36749	July 2, 2015	10.1

10.11	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Ira Fils	8-K	001-36749	July 2, 2015	10.2

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.12	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Anthony Serritella	10-K	001-36749	March 3, 2016	10.12

10.13	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Peter Whitwell	10-K	001-36749	March 3, 2016	10.13

10.14	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement	10-K	001-36749	March 12, 2015	10.15

10.16	Recapitalization Agreement	10-K	001-36749	March 12, 2015	10.16

10.17	Form of Restricted Stock Unit Agreement under The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan	8-K	001-36749	April 15, 2016	10.1

10.18	Amendment No. 1 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	8-K	001-36749	August 4, 2016	10.1

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

THE HABIT RESTAURANTS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. (the “Company”) as of December 27, 2016 and December 29, 2015, the related consolidated statements of operations, members’ / stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Habit Restaurants, Inc. as of December 27, 2016 and December 29, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Diego, California

March 3, 2017

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 27,	December 29,
	2016	2015
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$44,192	$46,991
Accounts receivable	5,145	4,372
Inventory	1,519	1,123
Prepaid expenses and other current assets	1,672	1,458
Total current assets	52,528	53,944
Property and equipment, net	102,857	81,524
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	2,907	2,387
Deferred tax assets	149,607	96,389
Total long-term assets	277,838	202,767
Total assets	$330,366	$256,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$9,734	$8,885
Employee-related accruals	6,359	5,082
Accrued expenses	5,608	5,119
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,014	2,004
Sales taxes payable	2,314	2,044
Deferred rent, current portion	769	609
Deferred franchise income, current portion	170	235
Total current liabilities	27,135	24,145
Deferred rent, net of current portion	14,465	11,872
Deemed landlord financing	6,036	2,436
Deferred franchise income, net of current portion	1,250	730
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	137,593	85,596
Total liabilities	186,479	124,779
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,178,937 shares issued and outstanding at December 27, 2016 and 13,759,754 shares issued and outstanding at December 29, 2015.	202	138
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,821,122 shares issued and outstanding at December 27, 2016 and 12,241,482 shares issued and outstanding at December 29, 2015.	58	122
Additional paid-in capital	110,056	73,127
Retained earnings	7,397	2,737
The Habit Restaurants, Inc. stockholders’ equity	117,713	76,124
Non-controlling interests	26,174	55,808
Total stockholders’ equity	143,887	131,932
Total liabilities and stockholders’ equity	$330,366	$256,711

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
(amounts in thousands except share and per share data)
Revenue	$283,810	$230,602	$174,619
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	84,585	73,797	58,260
Labor and related expenses	92,588	70,784	51,898
Occupancy and other operating expenses	46,352	35,495	27,184
General and administrative expenses	28,849	23,308	17,389
Offering and exchange related expenses	674	1,721	613
Depreciation and amortization expense	14,880	11,312	8,472
Pre-opening costs	2,174	2,296	1,902
Loss on disposal of assets	128	114	141
Total operating expenses	270,230	218,827	165,859
Income from operations	13,580	11,775	8,760
Other expenses
Interest expense, net	634	451	909
Income before income taxes	12,946	11,324	7,851
Provision for income taxes	3,646	2,473	299
Net income	9,300	8,851	7,552
Less: net income attributable to non-controlling interests	(4,640)	(6,082)	(7,584)
Net income (loss) attributable to The Habit Restaurants, Inc.	$4,660	$2,769	$(32)
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.27	$0.22	$0.00
Diluted	$0.27	$0.22	$0.00
Weighted average shares of Class A common stock outstanding:
Basic	17,139,777	12,445,138	8,974,550
Diluted	17,148,466	12,451,962	8,974,550

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF MEMBERS’ / STOCKHOLDERS’ EQUITY

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings (deficit)	Members' Equity	Non-controlling Interests	Total
Balance at December 31, 2013	—	$—	—	$—	$—	$—	$45,067	$—	$45,067
Contribution of equity	50,100	1	—	—	254	—	(255)	—	—
Exercise of stock options	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	7,077	—	7,077
Deferred taxes	—	—	—	—	(1,661)	—	—	—	(1,661)
Tax distributions	—	—	—	—	—	—	(1,351)	—	(1,351)
Unit-based compensation	—	—	—	—	—	—	446	—	446
Stock split	3,174,450	32	—	—	(32)	—	—	—	—
Dividend distributions	—	—	—	—	—	—	(29,000)	—	(29,000)
Attribution of historical equity	—	—	—	—	22,095	—	(22,095)	—	—
Members' equity at November 25, 2014	3,224,550	33	—	—	20,656	—	—	—	20,689
Net (loss) income	—	—	—	—	—	(32)	—	507	475
Deferred tax assets	—	—	—	—	16,133	—	—	—	16,133
Amounts payable to related parties under tax receivable agreement	—	—	—	—	(12,698)	—	—	—	(12,698)
Issuance of Class A common stock, net of offering costs of $4.0 million	5,750,000	57	—	—	92,232	—	—	—	92,289
Issuance of Class B common stock	—	—	17,028,204	170	(170)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	(74,905)	—	—	74,905	—
Stock-based compensation	—	—	—	—	—	—	—	69	69
Stockholders' equity (deficit) at December 30, 2014	8,974,550	90	17,028,204	170	41,248	(32)	—	75,481	116,957
Net income	—	—	—	—	—	2,769	—	6,082	8,851
Deferred tax assets	—	—	—	—	9,547	—	—	—	9,547
Tax distributions	—	—	—	—	—	—	—	(4,354)	(4,354)
Other distributions	—	—	—	—	—	—	—	(269)	(269)
Follow-on offering	4,785,204	48	(4,785,204)	(48)	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,946	—	—	(21,946)	—
Forfeiture of Class B common stock	—	—	(1,518)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	386	—	—	814	1,200
Stockholders’ equity at December 29, 2015	13,759,754	138	12,241,482	122	73,127	2,737	—	55,808	131,932
Net income	—	—	—	—	—	4,660	—	4,640	9,300
Deferred tax assets	—	—	—	—	2,862	—	—	—	2,862
Tax distributions	—	—	—	—	—	—	—	(1,850)	(1,850)
Other distributions	—	—	—	—	—	—	—	(227)	(227)
Exchanges	6,408,650	64	(6,408,650)	(64)	—	—	—	—	—
Restricted stock units vested	10,533	—	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	32,956	—	—	(32,956)	—
Forfeiture of Class B common stock	—	—	(11,710)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,111	—	—	759	1,870
Stockholders’ equity at December 27, 2016	20,178,937	$202	5,821,122	$58	$110,056	$7,397	$—	$26,174	$143,887

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
(amounts in thousands)
Cash flows from operating activities:
Net income	$9,300	$8,851	$7,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,880	11,312	8,472
Amortization of financing fees	42	42	125
Stock-based compensation	1,870	1,200	515
Loss on disposal of assets	128	114	141
Deferred income taxes	3,645	2,463	275
Deferred rent	125	338	321
Changes in assets and liabilities:
Accounts receivable	1,856	1,983	1,183
Inventory	(396)	(214)	(243)
Prepaid expenses	(254)	(295)	198
Deposits and other assets	(561)	(978)	(381)
Accounts payable	490	1,823	1,831
Employee-related accruals	1,277	1,465	556
Accrued expenses	1,300	1,448	2,204
Income taxes payable	31	(103)	—
Sales taxes payable	270	411	445
Net cash provided by operating activities	34,003	29,860	23,194
Cash flows from investing activities:
Purchase of property and equipment	(32,649)	(27,659)	(24,403)
Net cash used in investing activities	(32,649)	(27,659)	(24,403)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	111
Tax receivable agreement payments to related parties	(2,003)	(13)	—
Tax distributions to Continuing LLC Owners	(1,850)	(4,354)	(1,351)
Other distributions to Continuing LLC Owners	(227)	(269)	(29,000)
Payments on deemed landlord financing	(73)	(43)	(28)
Borrowings on long-term debt	—	—	33,750
Financing fees on long-term debt	—	—	(5)
Proceeds from IPO, net of offering costs	—	—	92,289
Principal payments on long-term debt	—	—	(45,210)
Net cash (used in) provided by financing activities	(4,153)	(4,679)	50,556
Net change in cash and cash equivalents	(2,799)	(2,478)	49,347
Cash and cash equivalents, beginning of period	46,991	49,469	122
Cash and cash equivalents, end of period	$44,192	$46,991	$49,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$661	$416	$1,110
Cash paid for income taxes, net	$(31)	$103	$—
NON-CASH FINANCING
Deemed landlord financing	$3,140	$—	$—
Unpaid purchase of property and equipment	$1,917	$1,907	$1,528
Initial establishment of deferred tax assets	$—	$—	$16,133
Initial establishment of amounts payable under the tax receivable agreement	$—	$—	$12,698

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Habit Restaurants, Inc. is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. In February 2013, HBG Franchise, LLC (“Franchise”), a wholly-owned subsidiary of The Habit Restaurants, LLC and a Delaware limited liability company, was formed to be able to franchise the Company’s restaurant concept.

During fiscal year 2016, 6,408,650 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 10,533 restricted stock units vested during fiscal year 2016. 11,710 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during fiscal year 2016. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 27, 2016, The Habit Restaurants, Inc. directly or indirectly held 20,178,937 LLC Units, representing a 77.6% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and managed and operated 162 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia and Maryland and had a total workforce of 4,707 employees as of December 27, 2016. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and five franchise agreements through the period ended December 27, 2016. The Company has three licensed locations and seven franchise locations as of December 27, 2016.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52 or 53 week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal years 2016, 2015 and 2014, which ended on December 27, 2016, December 29, 2015 and December 30, 2014, respectively, were 52-week fiscal years.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company had no operations prior to the IPO, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 27, 2016, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

Use of estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported net income, earnings per share, or total stockholders’ equity.

Segment information—Management has determined that the Company has  one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis.

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

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 27, 2016, the Company maintained approximately $12 million of its day-to-day operating cash balances with a major financial institution, of which $0.2 million represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $32 million is invested with a major financial institution and consists entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At December 27, 2016 and December 29, 2015 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Purchasing concentration—The Company had a primary vendor arrangement with a distributor that accounted for 46% of purchases for the fiscal year 2016. This vendor represented approximately 74% of accounts payable at December 27, 2016. This vendor accounted for 49% of purchases and 74% of accounts payable for the year ended December 29, 2015.

The Company believes there are other available alternatives to the current vendor; however, the philosophy of the Company is to concentrate its purchases over a limited number of distributors in order to maintain quality, consistency, delivery requirements and cost controls and to increase the distributor’s commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers; however, management believes sufficient alternative suppliers exist in the marketplace.

Fair value measurements— The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Property and equipment—Property and equipment is generally carried at cost, less accumulated depreciation. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in our consolidated statement of operations. Depreciation on property and equipment is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease, including reasonably assured extensions, or their estimated useful lives. Property where the Company is the deemed owner is depreciated over the 40 year life of the building.

Maintenance and repairs are charged against income as incurred and additions, renewals, and improvements are capitalized.

Smallwares which consist of pots, pans and other cooking utensils are carried at cost and any replacements are expensed when acquired.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets are not amortized but tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. For purposes of applying ASC 350, management has determined that the Company has one reporting unit for the analysis. Accordingly, the Company has not recorded any impairment charges related to goodwill.

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

Deferred rent and tenant improvement allowances—Leases may contain rent holidays, or free rents, and rent escalations during the lease terms. Rental expense is recorded on a straight-line basis starting on the date the Company takes control of the related leased space. The difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. Lease expenses incurred prior to store openings are recognized on a straight-line basis and are included in pre-opening costs. From time to time, the Company may receive tenant improvement allowances from its lessors. These amounts are recorded as deferred rent and amortized as reductions of rent expense beginning when the Company takes control of the related leased space through the term of the lease. The amortization of the tenant incentives for the period prior to the restaurant opening is reported as a reduction of pre-opening rent expense in the consolidated statements of operations. For leases where the Company is considered to be the owner of the construction project and received tenant improvement allowances, the Company records these amounts received as a component of the deemed landlord financing liability. See Note 7.

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s ARO is $147,000 and $130,000 at December 27, 2016 and December 29, 2015, respectively.

Revenue recognition—The Company recognizes revenue when products are delivered to the customers or meals are served. Revenue is recognized net of sales taxes.

Franchise fee revenue—Franchise fee revenue consists of fees charged to franchise owners who enter into a franchise agreement with the Company. Amounts received from the sales of franchise licenses are deferred until all material contractual services or conditions relating to the sale of the franchise licenses have been substantially performed by the Company. The commencement of operations by the franchisee is presumed to be the earliest point at which substantial performance has occurred, unless it can be demonstrated that substantial performance of all franchisor obligations has occurred before that time. The fees collected by the Company upon signing a franchise agreement are deferred until operations have commenced. There was franchise fee revenue of $125,000, $100,000 and $15,000 recognized in fiscal years 2016, 2015 and 2014, respectively.

Royalty revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. There was royalty revenue of $551,000, $197,000 and $60,000 recognized in fiscal years 2016, 2015 and 2014, respectively.

Franchise area development fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. There were franchise area development fees of $220,000 and $20,000 recognized in fiscal years 2016 and 2015, respectively, and no franchise area development fees were recognized for fiscal year 2014.

Sales tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net sales in the consolidated statements of operations. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift certificates and gift cards—Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift certificates and gift cards were $1,513,000 and $1,204,000 at December 27, 2016 and December 29, 2015, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets. Gift certificates and gift cards do not carry an expiration date; therefore, customers can redeem their gift certificates and gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A certain amount of gift certificates and gift cards will not be redeemed and may become breakage income or may need to be refunded to the various states. To date, the Company has not recognized breakage income of gift certificates and gift cards or refunded any amounts to the various states.

Advertising costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $1,833,000, $1,300,000 and $1,031,000 for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, and is included in operating, pre-opening and general and administrative expenses in the consolidated statements of operations.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 at December 27, 2016. However, the Company continues to not recognize interest expense for uncertain tax positions for the year ended December 27, 2016 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

Non-controlling Interest—The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of December 27, 2016, the non-controlling interest was 22.4%.

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

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to the Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for fiscal years 2016, 2015 and 2014:

	Fiscal Years Ended
	December 27,	December 29,	December 30,
(amounts in thousands, except share and per share data)	2016	2015	2014
Numerator:
Net income attributable to controlling and non-controlling interests	$9,300	$8,851	$7,552
Less: net income attributable to non-controlling interests	$(4,640)	$(6,082)	$(7,584)
Net income (loss) attributable to The Habit Restaurants, Inc.	$4,660	$2,769	$(32)

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	17,139,777	12,445,138	8,974,550
Diluted	17,148,466	12,451,962	8,974,550
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.27	$0.22	$0.00
Diluted	$0.27	$0.22	$0.00
Below is a reconciliation of basic and diluted share counts
Basic	17,139,777	12,445,138	8,974,550
Dilutive effect of stock options and restricted stock units	8,689	6,824	—
Diluted	17,148,466	12,451,962	8,974,550
Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,821,122 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of December 27, 2016, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 670,111, 230,113, and 16,667 had been granted as of December 27, 2016, December 29, 2015 and December 30, 2014, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 1,070 and 757 shares have been excluded from the diluted EPS for fiscal years 2016 and 2015, respectively, because they were anti-dilutive. All of these options were excluded from the diluted EPS for fiscal year 2014 as there was a net loss and they would have been anti-dilutive.

Recent Accounting Pronouncements— In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this standard to have an impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Early adoption is permitted. The update will be applied on a retrospective basis. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient option. The operating lease obligations at the end of fiscal 2016 were approximately $200.6 million. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on the consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company does not believe the standard will impact recognition of revenue from company-operated restaurants or royalty revenue from franchisees. The Company is currently evaluating the impact of the adoption of this standard on recognition of revenue from franchise agreements, as well as which transition approach to use. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. The Company adopted this guidance during fiscal 2015 and it is reflected in the consolidated balance sheets for fiscal years ending December 27, 2016 and December 29, 2015. The application of this guidance affects classification only, and did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company adopted this guidance in fiscal 2016 and there was no impact on its consolidated statements of cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update was issued to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU is effective for periods beginning after December 15, 2015. The Company adopted this standard in fiscal year 2016 and there was no impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this standard in fiscal year 2016 and there was no impact on its consolidated financial statements.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. Prior to the completion of the IPO, all earnings or losses were attributed to the Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of December 27, 2016, which was 22.4%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Income before income taxes	$12,946	$11,324	$7,851
Weighted average non-controlling interests ownership percentage	35.8%	53.7%	96.6%
Net income attributable to non-controlling interests	$4,640	$6,082	$7,584

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at December 27, 2016 and December 29, 2015 was approximately $32 million and $36 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 27,	December 29,
	2016	2015
Leasehold improvements	$73,112	$59,038
Equipment	39,132	29,954
Furniture and fixtures	21,056	18,183
Buildings under deemed landlord financing	6,221	2,548
Smallwares	1,483	1,075
Vehicles	1,669	926
Construction in progress	8,863	4,504
	151,536	116,228
Less: Accumulated depreciation and amortization	(48,679)	(34,704)
	$102,857	$81,524

Depreciation expense was $14,880,000, $11,312,000 and $8,472,000 for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of 14 buildings and seven buildings under deemed landlord financing as of December 27, 2016 and December 29, 2015, respectively, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. See Note 8—Commitments and Contingencies for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and other costs related to the new restaurants were $1.5 million, $1.3 million and $1.0 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

Note 6—Income Taxes

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	2016	2015	2014
Domestic	$12,946	$11,324	$7,851
Income before provision for income taxes	$12,946	$11,324	$7,851

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2016	2015	2014
Current
Federal	$—	$—	$—
State and local	7	10	24
Total current expense	$7	$10	$24
Deferred expense
Federal	$3,019	$1,919	$254
State and local	620	544	21
Total deferred expense	$3,639	$2,463	$275
Provision for income taxes	$3,646	$2,473	$299

Prior to July 24, 2014, The Habit Restaurants, LLC had not been subject to U.S federal income taxes as it is organized as a limited liability company, and is treated as a partnership for federal and state income tax purposes. As a result of the recapitalization, IPO, April follow-on offering and exchanges, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is subject to U.S federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The Habit Restaurants, Inc. and its corporate subsidiaries will file its federal income tax return on a consolidated basis.

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

	Fiscal Year Ended
	2016	2015	2014
U.S. statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal effect	4.7%	3.2%	0.6%
Permanent differences	2.8%	2.5%	0.2%
Hiring credits	(1.0)%	—	—
Income passed through to non-controlling interests	(12.3)%	(17.9)%	(31.0)%
Effective tax rate	28.2%	21.8%	3.8%

The effective tax rate includes a rate benefit attributable to the fact that The Habit Restaurants, LLC operates as a limited liability company that is treated as a partnership for federal and state income tax purposes and is not itself subject to federal and state income tax. The effective tax rate would reflect a rate of 41.2%, 43.2% and 42.6% for fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, if all of the income was taxed at The Habit Restaurants, Inc. and the impact of transaction costs, discrete items and the non-controlling interests was disregarded. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income.

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

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 27, 2016	December 29, 2015
Deferred tax assets
Deferred income	$2,934	$1,020
Deferred rent	1,649	780
Tax Receivable Agreement - imputed interest	11,075	7,447
Goodwill and intangibles	137,548	89,961
Net operating losses	5,592	1,676
Other	2,401	1,127
Total deferred tax assets	161,199	102,011
Deferred tax liabilities
Property and equipment	(10,641)	(5,143)
Prepaids	(178)	(276)
Other	(773)	(203)
Total deferred tax liabilities	(11,592)	(5,622)
Net deferred tax assets	$149,607	$96,389

The increase in deferred tax assets was primarily due to an increase in the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the secondary offering and the exchanges are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the accompanying consolidated balance sheets. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 27, 2016, the Company had federal and state net operating loss carry forwards of $14,925,000 and $8,981,000, respectively. The federal net operating loss carry forwards will begin to expire in 2032 and the state net operating loss carry forwards will begin to expire in 2036.

Included in the balance of unrecognized tax benefits as of December 27, 2016 and December 29, 2015 are $167,000 of tax benefits, which if recognized, would affect the effective tax rate. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 27, 2016 and December 29, 2015 as the Company believes the amounts would be immaterial.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, Inc. will file its Federal income tax return by October 15, 2017. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. With respect to U.S. federal and state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for three to four years after filing of a tax return.

Tax Receivable Agreement

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed in the accompanying consolidated balance sheets. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with the Company, except with respect to certain actual or imputed interest amounts payable under the TRA. In December 2016, the Company made TRA payments, including accrued interest, of $2,003,000 to related parties.

As of December 27, 2016, the Company recorded a liability of $139,607,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the fiscal year ended December 27, 2016 is a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with a payment due after the filing of the Company’s federal income tax return, which is due on October 15th of any given year (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e. payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million Credit Facility (“Credit Facility”) that matures on July 23, 2017. Term debt of $11.1 million outstanding at the time of the refinancing became the initial borrowings under the Credit Facility. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of December 27, 2016 and December 29, 2015, there were no borrowings outstanding against the Credit Facility, respectively.

Interest related to the long-term debt and principal payments are due monthly. Interest expense, including commitment fees on the unused portion of the Credit Facility, amounted to $130,000, $130,000 and $588,000 for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of December 27, 2016, the Company was in compliance with all covenants.

At December 27, 2016, the principal and interest payments of the Company’s deemed landlord financing are as follows: (in thousands)

Deemed
Landlord
Fiscal year end	Financing
2017	$773
2018	678
2019	624
2020	561
2021	561
Thereafter	2,235
$5,432

Note 8—Commitments and Contingencies

Leases—The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases with remaining terms ranging from one to 20 years with renewal options ranging from five to 20 years. The restaurants’ leases generally include land and buildings, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Total rent expense was $15.7 million, $12.2 million and $9.4 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, and is included in occupancy and other operating expenses and pre-opening costs. Included in rent expense was $0.8 million, $0.8 million and $0.7 million for contingent rentals, which are payable on the basis of the percentage of sales in excess of base rent amounts, for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

In some cases, the asset the Company will lease requires construction to ready the space for its intended use, and in certain cases, the Company has involvement with the construction of leased assets. The construction period begins when the Company takes control of the related leased space and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, the Company must consider the nature and extent of its involvement during the construction period, and in some cases, its involvement results in it being considered the accounting owner of the construction project. Primarily, such involvement results in the Company being considered the accounting owner in cases where the Company leases a “cold shell.” By completing the construction of key structural components of a leased building, the Company is deemed to have participated in the construction of the landlord asset. In such cases, the Company capitalizes the landlord’s construction costs, including the value of costs incurred up to the date the Company takes control of the leased space (e.g., the building “shell”) and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, the Company is required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if the Company can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, the Company maintains various forms of “continuing involvement” in the property, thereby precluding it from derecognizing the asset and associated financing obligations following the construction completion. In those cases, the Company will continue to account for the landlord’s asset as if the Company is the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted the Company would be required to account for the lease as either operating or capital in accordance with ASC 840. As of December 27, 2016 and December 29, 2015 the Company has not derecognized any landlord assets or associated financing obligations. The Company determined that it was the accounting owner of a total of 14 and seven leased buildings as a result of the application of build-to-suit lease accounting as of December 27, 2016 and December 29, 2015, respectively.

The aggregate future minimum lease payments under non-cancelable operating leases are approximately: (in thousands)

		Deemed
	Operating	Landlord
Fiscal year end	Leases	Leases
2017	$17,834	$805
2018	22,017	755
2019	22,194	725
2020	21,607	698
2021	21,061	662
Thereafter	89,710	2,540
	$194,423	$6,185

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2017 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 27, 2016, the Company had approximately $8.3 million in such commitments related to new restaurants.

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

Note 9—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $126,000, $87,000 and $70,000 for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

Note 10—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying consolidated statements of operations. The stock-based compensation expense related to the 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	December 27,	December 29,	December 30,
	2016	2015	2014
Stock-based compensation expense	$1,870	$1,200	$515
Total	$1,870	$1,200	$515

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 31, 2013	—
Granted	16,666	$18.00
Forfeited	—
Exercised	—
Outstanding and expected to vest at December 30, 2014	16,666	$18.00	9.9	$261,323
Granted	159,021	$31.54
Forfeited	(1,000)	$32.32
Exercised	—
Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	$—
Granted	332,995	$18.29
Forfeited	(16,242)	$24.37
Exercised	—
Outstanding and expected to vest at December 27, 2016	491,440	$22.69	9.1	$—

Exercisable at December 27, 2016	42,885	$27.90	8.3	$—

	Fiscal Year Ended
Disclosure Information	2016	2015	2014
Weighted average fair value of options granted	$5.45	$7.63	$5.14
Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	1.37%	1.37%	2.03%
Weighted average volatility	31.2%	31.7%	32.3%
Forfeiture rate	7.4%	5.2%	5.2%
Expected term (years)	5.5	5.5	5.5

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted during 2016 was based on a representative peer group within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of December 27, 2016, December 29, 2015 and December 30, 2014, and multiplying this result by the related number of options outstanding and expected to vest at December 27, 2016, December 29, 2015 and December 30, 2014, and exercisable at December 27, 2016. The fair values of the common stock used in the above calculations were $17.85 per share, $23.78 per share and $33.68 per share, the closing prices of the Company’s common stock on December 27, 2016, December 29, 2015 and December 30, 2014, respectively, the last trading day of each fiscal year.

There was approximately $2.4 million of total unrecognized compensation costs related to options granted under the Plan as of December 27, 2016. That cost is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for fiscal year ended December 27, 2016 and December 29, 2015 are as follows (there were no grants prior to fiscal year 2015):

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 30, 2014	—
Granted	54,426	$31.80
Forfeited	(500)	$32.32
Vested	—
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	$1,282,360
Granted	107,003	$18.17
Forfeited	(5,349)	$24.39
Vested	(10,533)	$31.87
Outstanding and expected to vest at December 27, 2016	145,047	$22.38	9.0	$2,589,089

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at December 27, 2016 and December 29, 2015, by the estimated fair value of the common stock as of December 27, 2016 and December 29, 2015. The estimated fair value of the common stock as of December 27, 2016 and December 29, 2015 used in the above calculation was $17.85 and $23.78 per share, the closing prices of the Company’s common stock on December 27, 2016 and December 29, 2015, respectively, the last trading day of the fiscal year.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 27, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $2.6 million. That cost is expected to be recognized over a weighted average period of 4.0 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of December 27, 2016 there was approximately $1.7 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

For the fiscal year ended December 30, 2014, the Company incurred management fees and reimbursable expenses totaling $635,000 to the investor and such amount is included in general and administrative expenses in the combined consolidated statements of operations.

Note 12—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 10—Management Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $2,077,000, $4,623,000 and $30,351,000 were declared and paid for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively. Members of The Habit Restaurants, LLC who held unvested units will not receive their portion of the 2014 distribution until the units vest. Distributions of $227,000 and $269,000 on such amounts were paid as of December 27, 2016 and December 29, 2015, respectively, and are included in the distributions above. The amount of the unpaid distribution as of December 27, 2016 amounted to $484,000. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested will continue to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. Pursuant to and subject to the terms of the Limited Liability Company Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners have the right to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At any time that an effective registration statement is on file with the Securities and Exchange Commission (“SEC”) with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent.

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

Note 14—Operating Agreements

The Company has entered into employment agreements with respect to operating restaurants. Under the terms of the agreements, these employees are entitled to a cash bonus calculated as a percentage of individual restaurant operating profits within certain geographic areas, based upon an agreed upon formula. Certain employees under these agreements were required to contribute cash for each store opened based upon the terms of the agreement. The cash contributed by such employee is refundable upon the termination of his or her employment with the Company, and therefore the amounts are recorded within employee-related accruals. The Company has the exclusive right and option, but not the obligation, to purchase these employees’ interests in the individual restaurant operating profits for an amount agreed upon within the employment agreements. The Company is accreting the expense for the potential purchase of these employees’ interests and has recorded approximately $55,000, $19,000 and $7,000 in expense in the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, and such amounts are included in general and administrative expenses in the combined consolidated statements of operations.

Compensation expense recorded under the terms of these agreements amounted to $107,000, $85,000 and $265,000 for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, and are recorded under general and administrative expenses. As of December 27, 2016 there were three active employment agreements with respect to operating restaurants.

Note 15—Quarterly Financial Reporting

(Unaudited)

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q16	2Q16	3Q16	4Q16	FY16
Total revenue	$66,957	$71,116	$71,885	$73,852	$283,810
Income from operations	4,527	3,809	2,494	2,750	13,580
Net income	3,395	2,496	1,446	1,964	9,300
Net income attributable to non- controlling interests	2,014	1,305	677	644	4,640
Net income attributable to The Habit Restaurants, Inc.	$1,381	$1,191	$769	$1,320	$4,660
Basic income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27
Diluted income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27

	Fiscal Quarter(1)
	1Q15	2Q15	3Q15	4Q15	FY15
Total revenue	$54,583	$56,730	$58,648	$60,641	$230,602
Income from operations	3,602	3,582	2,831	1,762	11,775
Net income	2,966	2,419	2,199	1,268	8,851
Net income attributable to non- controlling interests	2,283	1,741	1,281	778	6,082
Net income attributable to The Habit Restaurants, Inc.	$683	$678	$918	$490	$2,769
Basic income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22
Diluted income per share of Class A common stock	$0.08	$0.05	$0.07	$0.04	$0.22

1)	Certain totals may not sum exactly due to rounding.