Form 10-Q
period 2017-03-28
Habit Restaurants, Inc.
filed 2017-05-04
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 20,248,763 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 5,773,311 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,
	2017	December 27,
	(Unaudited)	2016
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$49,487	$44,192
Accounts receivable	5,661	5,145
Inventory	1,367	1,519
Prepaid expenses and other current assets	1,796	1,672
Total current assets	58,311	52,528
Property and equipment, net	109,857	102,857
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,018	2,907
Deferred tax assets	148,987	149,607
Total long-term assets	284,329	277,838
Total assets	$342,640	$330,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$11,840	$9,734
Employee-related accruals	8,341	6,359
Accrued expenses	5,693	5,608
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,011	2,014
Sales taxes payable	2,594	2,314
Deferred rent, current portion	961	769
Deferred franchise income, current portion	125	170
Total current liabilities	31,732	27,135
Deferred rent, net of current portion	14,844	14,465
Deemed landlord financing	9,760	6,036
Deferred franchise income, net of current portion	1,220	1,250
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	137,825	137,593
Total liabilities	195,381	186,479
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,227,444 shares issued and outstanding at March 28, 2017 and 20,178,937 shares issued and outstanding at December 27, 2016.	202	202
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,785,811 shares issued and outstanding at March 28, 2017 and 5,821,122 shares issued and outstanding at December 27, 2016.	58	58
Additional paid-in capital	111,113	110,056
Retained earnings	9,240	7,397
The Habit Restaurants, Inc. stockholders’ equity	120,613	117,713
Non-controlling interests	26,646	26,174
Total stockholders’ equity	147,259	143,887
Total liabilities and stockholders’ equity	$342,640	$330,366

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended
	March 28,	March 29,
	2017	2016
(amounts in thousands except share and per share data)
Revenue	$78,636	$66,957
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	22,837	20,101
Labor and related expenses	25,983	21,421
Occupancy and other operating expenses	13,075	10,488
General and administrative expenses	7,763	6,602
Exchange related expenses	116	107
Depreciation and amortization expense	4,249	3,412
Pre-opening costs	395	260
Loss on disposal of assets	12	39
Total operating expenses	74,430	62,430
Income from operations	4,206	4,527
Other expenses
Interest expense, net	159	127
Income before income taxes	4,047	4,400
Provision for income taxes	1,300	1,005
Net income	$2,747	$3,395
Less: net income attributable to non-controlling interests	(904)	(2,014)
Net income attributable to The Habit Restaurants, Inc.	$1,843	$1,381
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10
Weighted average shares of Class A common stock outstanding:
Basic	20,188,687	14,049,710
Diluted	20,215,371	14,050,990

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 27, 2016	20,178,937	$202	5,821,122	$58	$110,056	$7,397	$26,174	$143,887
Net income	—	—	—	—	—	1,843	904	2,747
Deferred tax assets	—	—	—	—	451	—	—	451
Tax distributions	—	—	—	—	—	—	(292)	(292)
Other distributions	—	—	—	—	—	—	(32)	(32)
Exchanges	29,977	—	(29,977)	—	—	—	—	—
Restricted stock units vested	18,530	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	285	—	(285)	—
Forfeiture of Class B common stock	—	—	(5,334)	—	—	—	—	—
Stock-based compensation	—	—	—	—	321	—	177	498
Stockholders’ equity at March 28, 2017	20,227,444	$202	5,785,811	$58	$111,113	$9,240	$26,646	$147,259

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	13 Weeks Ended
	March 28,	March 29,
	2017	2016
(amounts in thousands)
Cash flows from operating activities:
Net income	$2,747	$3,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,249	3,412
Amortization of financing fees	10	10
Stock-based compensation	498	346
Loss on disposal of assets	12	39
Deferred income taxes	1,300	1,005
Deferred rent	5	(87)
Changes in assets and liabilities:
Accounts receivable	49	448
Inventory	151	19
Prepaid expenses	(124)	(531)
Deposits and other assets	(121)	(179)
Accounts payable	962	(76)
Employee-related accruals	1,984	1,442
Accrued expenses	(194)	223
Income taxes payable	—	—
Sales taxes payable	280	332
Net cash provided by operating activities	11,808	9,798
Cash flows from investing activities:
Purchase of property and equipment	(6,164)	(6,213)
Net cash used in investing activities	(6,164)	(6,213)
Cash flows from financing activities:
Tax distributions to LLC members	(292)	(375)
Other distributions to LLC members	(32)	(32)
Payments on deemed landlord financing	(25)	(15)
Net cash used in financing activities	(349)	(422)
Net change in cash and cash equivalents	$5,295	$3,163
Cash and cash equivalents, beginning of period	44,192	46,991
Cash and cash equivalents, end of period	$49,487	$50,154
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$189	$135
NON-CASH FINANCING
Deemed landlord financing	$3,749	$1,433
Unpaid purchase of property and equipment	$3,262	$1,202

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

The condensed consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Habit Restaurants, Inc. is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. In February 2013, HBG Franchise, LLC (“Franchise”), a wholly-owned subsidiary of The Habit Restaurants, LLC and a Delaware limited liability company, was formed to begin franchising the Company’s restaurant concept.

During the 13-week period ended March 28, 2017, 29,977 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 18,530 restricted stock units vested during the 13-week period ended March 28, 2017 and 5,334 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 13-week period ended March 28, 2017. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of March 28, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,227,444 LLC Units, representing a 77.8% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of March 28, 2017, managed and operated 165 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia and Maryland. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and five franchise agreements through March 28, 2017. The Company had three licensed locations and 10 franchised locations from which it generates revenues as of March 28, 2017, which operate in California, Arizona, Nevada, Washington and the United Arab Emirates.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. It is the Company’s opinion that all adjustments considered necessary for the fair presentation of its results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2016, included in the Company’s annual report on Form 10-K. The Company uses a 52 or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2016, which ended on December 27, 2016, was a 52-week fiscal year. Fiscal year 2017, which will end on December 26, 2017, is also a 52-week fiscal year.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 28, 2017 and December 27, 2016, the Company maintained approximately $17 million and $12 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.2  million for each period respectively, represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $32 million at both March 28, 2017 and December 27, 2016, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At March 28, 2017 and December 27, 2016 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of March 28, 2017 the non-controlling interest was 22.2%.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended March 28, 2017 and March 29, 2016, respectively:

	13 Weeks Ended
	March 28,	March 29,
(amounts in thousands, except share and per share data)	2017	2016
Numerator:
Net income attributable to controlling and non-controlling interests	$2,747	$3,395
Less: net income attributable to non-controlling interests	$(904)	$(2,014)
Net income attributable to The Habit Restaurants, Inc.	$1,843	$1,381
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,188,687	14,049,710
Diluted	20,215,371	14,050,990
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.09	$0.10
Diluted	$0.09	$0.10
Below is a reconciliation of basic and diluted share counts
Basic	20,188,687	14,049,710
Dilutive effect of stock options and restricted stock units	26,684	1,280
Diluted	20,215,371	14,050,990

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,785,811 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of March 28, 2017, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,202,846 and 637,111 had been granted as of March 28, 2017 and March 29, 2016, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 902 and 8,036 shares have been excluded from the diluted EPS for the 13 weeks ended March 28, 2017 and March 29, 2016, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient option. The Company’s operating lease obligations as of March 28, 2017 were approximately $212.2 million. The discounted minimum remaining operating lease obligations will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company does not believe the standard will impact recognition of revenue from company-operated restaurants or royalty revenue from franchisees and licensees. The Company is currently evaluating the impact of the adoption of this standard on recognition of revenue from franchise and license agreements, as well as which transition approach to use. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements— In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in fiscal year 2017 and there was no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Early adoption is permitted. The update will be applied on a retrospective basis. The Company adopted this standard in fiscal year 2017 and there was no classification impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance in fiscal year 2017 and it did not have a material effect on the Company’s consolidated financial statements.

Note 3—Non-controlling Interests

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration. At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. The Company amended its LLC Agreement in May 2016, pursuant to which the Company processes exchange requests every other week, rather than weekly, effective in June 2016. The Company further amended its LLC Agreement in March 2017, pursuant to which the Company will process exchange requests monthly starting in May 2017.

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock and the non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of March 28, 2017, which was 22.2%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended
	March 28,	March 29,
	2017	2016
Income before income taxes	$4,047	$4,400
Weighted average non-controlling interests ownership percentage	22.3%	45.8%
Net income attributable to non-controlling interests	$904	$2,014

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $32 million at both March 28, 2017 and December 27, 2016, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	March 28,	December 27,
	2017	2016
Leasehold improvements	$76,423	$73,112
Equipment	41,032	39,132
Furniture and fixtures	21,627	21,056
Buildings under deemed landlord financing	9,969	6,221
Smallwares	1,528	1,483
Vehicles	1,931	1,669
Construction in progress	10,225	8,863
	162,735	151,536
Less: Accumulated depreciation and amortization	(52,878)	(48,679)
	$109,857	$102,857

Depreciation expense was approximately $4,249,000 and $3,412,000 for the 13 weeks ended March 28, 2017 and March 29, 2016, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it was the accounting owner of a total of 20 buildings under deemed landlord financing as of March 28, 2017 and the accounting owner of a total of 14 buildings under deemed landlord financing as of December 27, 2016, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 13 weeks ended March 28, 2017 and March 29, 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 31.85% and 22.84% for the 13 weeks ended March 28, 2017 and March 29, 2016, respectively, excluding the impact of discrete items. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The income tax provision would reflect an effective tax rate of 41.01% and 41.83% for the 13 week periods ended March 28, 2017 and March 29, 2016, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of discrete items and the non-controlling interests was disregarded.

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

As of March 28, 2017, the Company recorded a liability of $139,836,000, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 13 weeks ended March 28, 2017 is a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with a payment due after the filing of the Company’s federal income tax return, which is due on or about October 15th of any given year (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e. payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 7—Long-Term Debt

On July 23, 2014, the Company refinanced its long-term debt with California Bank & Trust into a $35 million credit facility (the “Credit Facility”) that matures on July 23, 2017. All borrowings under the Credit Facility generally bear interest at a variable rate based upon the Company’s election, of (i) the base rate plus, or (ii) LIBOR, plus, in either case, an applicable margin based on certain financial results of the Company (as defined in the Credit Facility agreement). The Company’s Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.25% per annum, payable quarterly. This Credit Facility was paid down in November 2014 with a portion of the net proceeds from the IPO. As of March 28, 2017 and December 27, 2016, there were no borrowings outstanding against the Credit Facility, respectively.

The Credit Facility is secured by all the assets of the Company and the Company must comply with certain financial covenants. The long-term debt contains customary representations, warranties, negative and affirmative covenants, including a funded debt to EBITDA ratio of 2.00 to 1.00, a fixed charge coverage ratio of 1.25 to 1.00 and a requirement that EBITDA must be greater than zero for 75% or more of all restaurants open at least six months. As of March 28, 2017, the Company was in compliance with all covenants. The Company does not intend to renew the Credit Facility upon its maturity.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2017 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of March 28, 2017, the Company had approximately $8.7 million in such commitments related to new restaurants.

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

	13 Weeks Ended
	March 28,	March 29,
	2017	2016
Stock-based compensation expense	$498	$346
Total	$498	$346

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 13 weeks ended March 28, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 27, 2016	491,440	$22.69	9.1	$—
Granted	402,491	$15.88
Forfeited	(13,603)	$20.76
Exercised	—
Outstanding and expected to vest at March 28, 2017	880,328	$19.61	9.3	$—
Exercisable at March 28, 2017	102,120	$22.47	8.6	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of March 28, 2017 and multiplying this result by the related number of options outstanding and expected to vest at March 28, 2017. The fair value of the common stock as of March 28, 2017 used in the above calculation was $16.90 per share, the closing price of the Company’s Class A common stock on March 28, 2017, the last trading day of the first quarter.

There was approximately $3.9 million of total unrecognized compensation costs related to options granted under the Plan as of March 28, 2017. That cost is expected to be recognized over a weighted average period of 4.2 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for the 13 weeks ended March 28, 2017 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 27, 2016	145,047	$22.38	9.0	$2,589,089
Granted	130,244	$15.88
Forfeited	(5,107)	$19.21
Vested	(18,530)	$18.99
Outstanding and expected to vest at March 28, 2017	251,654	$19.33	9.4	$4,252,953

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at March 28, 2017 by the fair value of the common stock as of March 28, 2017. The fair value of the common stock as of March 28, 2017 used in the above calculation was $16.90 per share, the closing price of the Company’s common stock on March 28, 2017, the last trading day of the first quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 28, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.3 million. That cost is expected to be recognized over a weighted average period of 4.2 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of March 28, 2017 there was approximately $1.5 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 1.7 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiaries. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements that involve risk, uncertainties and assumptions. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2016 (our “Annual Report”).

We operate on a 52- or 53-week fiscal year that ends on the last Tuesday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2016 fiscal year consisted of 52 weeks and our 2017 fiscal year will consist of 52 weeks.

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

Overview

The Habit Burger Grill is a burger-centric, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade albacore tuna cooked over an open flame. In addition, we feature fresh made-to-order salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $44 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and has historically gained market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of March 28, 2017, we had 178 locations, which includes 13 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 178 restaurants in 16 markets in 10 U.S. states and in the United Arab Emirates as of March 28, 2017, which includes 10 franchised and three licensed locations from which we generate revenue, but excludes the six licensed locations in Santa Barbara County, California. We opened three company-operated restaurants and three franchised restaurants from December 27, 2016 through March 28, 2017. We expect to open a total of 31 to 33 company-operated restaurants and five to seven franchised/licensed restaurants in 2017. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 13 weeks ended March 28, 2017, 29,977 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 18,530 restricted stock units vested during the 13-week period ended March 28, 2017 and 5,334 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 13-week period ended March 28, 2017. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of March 28, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,227,444 LLC Units, representing a 77.8% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales Growth

Comparable corporate restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2012, 2013, 2014, 2015 and 2016 there were 36, 51, 68, 90 and 114 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 13 weeks ended March 28, 2017 there were 119 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales growth since 2012:

	Fiscal Year 2012				Fiscal Year 2013				Fiscal Year 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%
Comparable Restaurants	31	33	34	36	39	45	47	51	56	60	66	68

	Fiscal Year 2015				Fiscal Year 2016				13 Weeks Ended March 28, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Comparable Restaurant Sales Growth	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%	0.9%
Comparable Restaurants	72	81	86	90	97	107	113	114	119

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

Restaurant Development

The schedule below reflects the number of restaurants opened during a particular reporting period. In fiscal 2016 we closed one company-operated restaurant. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2014, 2015 and 2016, respectively and for the 13 weeks ended March 28, 2017.

	13 Weeks Ended	Fiscal Year Ended
	March 28, 2017	2016	2015	2014
Company-operated restaurant base
Beginning of period	162	137	109	85
Openings	3	26	28	24
Closures	—	(1)	—	—
Restaurants at end of period	165	162	137	109
Franchised/licensed restaurants(1)
Beginning of period	10	5	1	—
Openings	3	5	4	1
Restaurants at end of period	13	10	5	1
Total restaurants
Beginning of period	172	142	110	85
Openings	6	31	32	25
Closures	—	(1)	—	—
Restaurants at end of period	178	172	142	110
Year-over-year growth
Total restaurants		21.1%	29.1%	29.4%
(1)	Does not include six licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended
	March 28,	March 29,
Adjusted EBITDA Reconciliation	2017	2016
(amounts in thousands)
Net income	$2,747	$3,395
Non-GAAP adjustments:
Provision for income taxes	1,300	1,005
Interest expense, net	159	127
Depreciation and amortization	4,249	3,412
EBITDA	8,455	7,939
Stock-based compensation expense(a)	498	346
Loss on disposal of assets(b)	12	39
Pre-opening costs(c)	395	260
Exchange related expenses(d)	116	107
Adjusted EBITDA	$9,476	$8,691

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.

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

(d)

This category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its Amended and Restated Limited Liability Company Agreement, dated as of April 5, 2015, as amended on May 16, 2016 and further amended on March 22, 2017 (as amended, the “LLC Agreement”).

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on From 10-K for the fiscal year ended December 27, 2016.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 at March 28, 2017. However, the Company continues to not recognize interest expense for uncertain tax positions for the period ended March 28, 2017 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the Securities and Exchange Commission with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. The Company amended its LLC Agreement in May 2016, pursuant to which the Company processes exchange requests every other week, rather than weekly, effective in June 2016. The Company further amended its LLC Agreement in March 2017, pursuant to which the Company will process exchanges monthly. The new exchange processing timeline will become effective in May 2017.

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

Results of Operations

Thirteen Weeks Ended March 28, 2017 Compared to Thirteen Weeks Ended March 29, 2016

The following table presents selected consolidated comparative results of operations for the 13 weeks ended March 28, 2017 compared to the 13 weeks ended March 29, 2016. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	March 28, 2017		March 29, 2016		$	%
Revenue
Restaurant revenue	$78,307	99.6%	$66,813	99.8%	$11,494	17.2%
Franchise/license revenue	329	0.4%	144	0.2%	185	128.5%
Total revenue	78,636	100.0%	66,957	100.0%	11,679	17.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	22,837	29.2%	20,101	30.1%	2,736	13.6%
Labor and related expenses	25,983	33.2%	21,421	32.1%	4,562	21.3%
Occupancy and other operating expenses	13,075	16.7%	10,488	15.7%	2,587	24.7%
General and administrative expenses	7,763	9.9%	6,602	9.9%	1,161	17.6%
Exchange related expenses	116	0.1%	107	0.2%	9	8.4%
Depreciation and amortization expense	4,249	5.4%	3,412	5.1%	837	24.5%
Pre-opening costs	395	0.5%	260	0.4%	135	51.9%
Loss on disposal of assets	12	0.0%	39	0.1%	(27)	-69.2%
Total operating expenses	74,430	94.7%	62,430	93.2%	12,000	19.2%
Income from operations	4,206	5.3%	4,527	6.8%	(321)	-7.1%
Other expenses
Interest expense, net	159	0.2%	127	0.2%	32	25.2%
Income before income taxes	4,047	5.1%	4,400	6.6%	(353)	-8.0%
Provision for income taxes	1,300	1.7%	1,005	1.5%	295	29.4%
Net income	$2,747	3.5%	$3,395	5.1%	$(648)	-19.1%

Restaurant revenue. Restaurant revenue increased $11.5 million, or 17.2%, for the 13 weeks ended March 28, 2017 as compared to the 13 weeks ended March 29, 2016, primarily due to a $0.8 million increase in sales from new restaurants which were opened in the current year and a $10.0 million increase in sales from restaurants opened prior to the 2017 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $0.5 million, or 0.9%, in the 13 weeks ended March 28, 2017 as compared to the comparable 2016 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 1.5% partially offset by a decrease in traffic of 0.6% in the 13 weeks ended March 28, 2017 as compared to the comparable 2016 period. The increase in revenue was also due in part to increased revenue of $0.5 million for catering trucks during the 13 weeks ended March 28, 2017 as compared to the 13 weeks ended March 29, 2016. We had eight catering trucks operating in the 13 weeks ended March 28, 2017 compared to five catering trucks operating in the 13 weeks ended March 29, 2016. The increase was partially offset by a decrease in sales of $0.3 million due to the closure of one restaurant in fiscal 2016.

Franchise/license revenue. Franchise/license revenue increased $185,000 for the 13 weeks ended March 28, 2017 compared to the comparable 2016 period. The increase was due in part to $105,000 in franchise fees recognized in the current period for three franchised locations that were opened during the period compared to no franchise fees recognized in the prior period. The increase was also due to an increase in royalty revenue of $53,000 in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations. The increase is also attributed to an increase in pass through income in the current period of $27,000 primarily attributed to the three new locations opened in the current period as well as the overall increase in the number of locations compared to prior year.

Food and paper costs. Food and paper costs increased $2.7 million, or 13.6%, for 13 weeks ended March 28, 2017 as compared to the comparable 2016 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 29.2% in the 13 weeks ended March 28, 2017 from 30.1% in the prior year quarter. This decrease was primarily driven by decreases in beef and other protein costs in the current period.

Labor and related expenses. Labor and related expenses increased $4.6 million, or 21.3%, for the 13 weeks ended March 28, 2017 as compared to the comparable 2016 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.2% in the first quarter of 2017 compared to 32.1% in the comparable quarter of 2016. Labor costs were higher primarily due to wage rate increases for hourly employees and the associated benefit costs for those increased wages. On January 1, 2017, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.50 per hour, therefore we expect to see increased labor costs to continue.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.6 million, or 24.7%, for the 13 weeks ended March 28, 2017 as compared to the comparable period in 2016, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.7% in the first quarter of 2017 from 15.7% in the comparable quarter of 2016 primarily due to higher rent and common area maintenance costs, higher repair and maintenance costs and higher credit card processing expenses in the current period as a percentage of restaurant revenue. We expect to see higher rent costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 17.6%, for the first quarter of 2017 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses remained flat at 9.9% in both the 13 weeks ended March 28, 2017 and March 29, 2016.

Exchange related expenses. Exchange related expenses remained flat at $0.1 million for the first quarter of 2017 and the comparable period in 2016.

Depreciation and amortization expenses. Depreciation and amortization increased $0.8 million, or 24.5%, for the first quarter of 2017 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.4% in the first quarter of 2017 compared to 5.1% in the comparable quarter of 2016.

Pre-opening costs. Pre-opening costs increased $0.1 million for the first quarter of 2017 as compared to the prior year quarter. The company opened three new company-operated restaurants in both the first quarter of 2017 and the first quarter of 2016. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased slightly to 0.5% in the first quarter of 2017 compared to 0.4% in the comparable quarter of 2016.

Interest expense, net. Interest expense, net was $0.2 million for the first quarter of 2017 as compared to $0.1 in the prior year quarter.

Provision for income taxes. Income tax expense was $1.3 million for the first quarter of 2017 compared to $1.0 million in the prior year quarter.

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

We believe that expected cash flow from operations and our existing cash balance at March 28, 2017 are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at March 28, 2017 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 27, 2016 to March 28, 2017 were comprised of a $5.8 million increase in current assets and a $4.6 million increase in current liabilities. The increase in current assets was primarily due to a $5.3 million increase in cash primarily attributed to the cash flow from the restaurants and timing of payables and accrued expenses. The increase in current liabilities was primarily due to higher employee-related accruals of $2.0 million which was due to the timing of pay dates and higher accounts payable of $2.1 million which was due to the timing of payments.

	13 Weeks Ended
	March 28,	March 29,
(amounts in thousands)	2017	2016
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$11,808	$9,798
Net cash used in investing activities	(6,164)	(6,213)
Net cash used in financing activities	$(349)	$(422)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $2.0 million to $11.8 million for the 13 weeks ended March 28, 2017 from $9.8 million for the 13 weeks ended March 29, 2016. There was an increase in the current period in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $0.4 million. There was also an increase in the current period of $1.0 million related to the change in accounts payable, and an increase of $0.5 million due to the change in employee-related accruals.

Cash Flows Used in Investing Activities

Net cash used in investing activities remained flat at $6.2 million for both the 13 weeks ended March 28, 2017 and March 29, 2016. There were three new company-operated restaurants opened during the 13 weeks ended March 28, 2017 as well as during the 13 weeks ended March 29, 2016. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased slightly by $0.1 million to $0.3 million for the 13 weeks ended March 28, 2017 from $0.4 million for the 13 weeks ended March 29, 2016. The difference was mainly attributed to lower tax distributions in the current period of $0.1 million.

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

As of March 28, 2017, we had no outstanding debt under the credit facility. The Company does not intend to renew the Credit Facility upon its maturity.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 28, 2017, as well as our long-term obligations:

(amounts in thousands)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on long-term debt obligations(2)	152	152	—	—	—
Operating lease obligations(3)	212,180	14,350	48,433	47,184	102,213
Deemed landlord financing(4)	8,132	723	1,811	1,613	3,985
Purchase obligations	641	641	—	—	—
Total	$221,105	$15,866	$50,244	$48,797	$106,198

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

Off-Balance Sheet Arrangements

As of March 28, 2017, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of March 28, 2017, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 27, 2016. There have been no material changes to our Risk Factors as previously reported.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.1	Second Amendment to Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

May 4, 2017	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)