Form 10-Q
period 2017-09-26
Habit Restaurants, Inc.
filed 2017-11-02
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2017

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

As of October 30, 2017, there were 20,351,056 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,673,968 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,
	2017	December 27,
	(Unaudited)	2016
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$42,089	$44,192
Accounts receivable	6,709	5,145
Inventory	1,558	1,519
Prepaid expenses and other current assets	1,619	1,672
Total current assets	51,975	52,528
Property and equipment, net	129,105	102,857
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,349	2,907
Deferred tax assets	149,794	149,607
Total long-term assets	304,715	277,838
Total assets	$356,690	$330,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$11,816	$9,734
Employee-related accruals	9,590	6,359
Accrued expenses	9,032	5,608
Income tax payable	167	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	2,026	2,014
Sales taxes payable	2,636	2,314
Deferred rent, current portion	1,075	769
Deferred franchise income, current portion	60	170
Total current liabilities	36,402	27,135
Deferred rent, net of current portion	17,390	14,465
Deemed landlord financing	11,917	6,036
Deferred franchise income, net of current portion	1,591	1,250
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	139,550	137,593
Total liabilities	206,850	186,479
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,340,356 shares issued and outstanding at September 26, 2017 and 20,178,937 shares issued and outstanding at December 27, 2016.	203	202
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,683,968 shares issued and outstanding at September 26, 2017 and 5,821,122 shares issued and outstanding at December 27, 2016.	57	58
Additional paid-in capital	112,559	110,056
Retained earnings	10,750	7,397
The Habit Restaurants, Inc. stockholders’ equity	123,569	117,713
Non-controlling interests	26,271	26,174
Total stockholders’ equity	149,840	143,887
Total liabilities and stockholders’ equity	$356,690	$330,366

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2017	2016	2017	2016
(amounts in thousands except share and per share data)
Revenue	$84,639	$71,885	$246,607	$209,958
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	26,861	21,788	75,955	63,040
Labor and related expenses	28,532	23,727	81,566	68,040
Occupancy and other operating expenses	14,781	11,994	41,469	33,822
General and administrative expenses	8,281	7,429	24,369	21,555
Exchange related expenses	155	61	390	421
Depreciation and amortization expense	4,777	3,788	13,492	10,779
Pre-opening costs	813	569	1,943	1,361
Loss on disposal of assets	19	35	43	110
Total operating expenses	84,219	69,391	239,227	199,128
Income from operations	420	2,494	7,380	10,830
Other expenses
Tax Receivable Agreement liability adjustment	688	—	688	—
Interest expense, net	185	179	381	456
(Loss) income before income taxes	(453)	2,315	6,311	10,374
(Benefit) provision for income taxes	(906)	869	1,397	3,038
Net income	$453	$1,446	$4,914	$7,336
Less: net income attributable to non-controlling interests	(56)	(677)	(1,561)	(3,996)
Net income attributable to The Habit Restaurants, Inc.	$397	$769	$3,353	$3,340
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.02	$0.04	$0.17	$0.20
Diluted	$0.02	$0.04	$0.17	$0.20
Weighted average shares of Class A common stock outstanding:
Basic	20,329,919	18,349,845	20,259,507	16,352,481
Diluted	20,386,655	18,354,218	20,311,264	16,357,724

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 27, 2016	20,178,937	$202	5,821,122	$58	$110,056	$7,397	$26,174	$143,887
Net income	—	—	—	—	—	3,353	1,561	4,914
Deferred tax assets	—	—	—	—	304	—	—	304
Tax distributions	—	—	—	—	—	—	(921)	(921)
Other distributions	—	—	—	—	—	—	(190)	(190)
Exchanges	131,820	1	(131,820)	(1)	—	—	—	—
Restricted stock units vested	29,599	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	869	—	(869)	—
Forfeiture of Class B common stock	—	—	(5,334)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,330	—	516	1,846
Stockholders’ equity at September 26, 2017	20,340,356	$203	5,683,968	$57	$112,559	$10,750	$26,271	$149,840

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	39 Weeks Ended
	September 26,	September 27,
	2017	2016
(amounts in thousands)
Cash flows from operating activities:
Net income	$4,914	$7,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,492	10,779
Amortization of financing fees	20	31
Stock-based compensation	1,846	1,366
Tax Receivable Agreement liability adjustment	688	—
Loss on disposal of assets	43	110
Deferred income taxes	1,397	3,038
Deferred rent	362	(16)
Changes in assets and liabilities:
Accounts receivable	1,305	2,012
Inventory	(38)	(115)
Prepaid expenses	58	(117)
Deposits and other assets	(199)	(443)
Accounts payable	1,444	77
Employee-related accruals	3,230	2,916
Accrued expenses	1,090	1,012
Income taxes payable	(6)	(11)
Sales taxes payable	323	229
Net cash provided by operating activities	29,969	28,204
Cash flows from investing activities:
Purchase of property and equipment	(30,648)	(23,061)
Proceeds on sale of assets	12	—
Net cash used in investing activities	(30,636)	(23,061)
Cash flows from financing activities:
Tax distributions to LLC members	(921)	(1,513)
Other distributions to LLC members	(190)	(197)
Payments on deemed landlord financing	(63)	(50)
Financing fees on long-term debt	(262)	—
Net cash used in financing activities	(1,436)	(1,760)
Net change in cash and cash equivalents	$(2,103)	$3,383
Cash and cash equivalents, beginning of period	44,192	46,991
Cash and cash equivalents, end of period	$42,089	$50,374
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$637	$461
Cash paid for income taxes	$6	$11
NON-CASH FINANCING
Deemed landlord financing	$5,946	$3,663
Unpaid purchase of property and equipment	$5,104	$2,517

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

During the 39-week period ended September 26, 2017, 131,820 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 29,599 restricted stock units vested during the 39-week period ended September 26, 2017 and 5,334 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 39-week period ended September 26, 2017. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 26, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,340,356 LLC Units, representing a 78.2% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of September 26, 2017, managed and operated 180 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland and Pennsylvania. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and six franchise agreements through September 26, 2017. The Company had three licensed locations and 12 franchised locations from which it generates revenues as of September 26, 2017, which operate in California, Arizona, Nevada, Washington and the United Arab Emirates.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 26, 2017 and December 27, 2016, the Company maintained approximately $15 million and $12 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.1 million and $0.2 million, respectively, represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $27 million and $32 million at September 26, 2017 and December 27, 2016, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At September 26, 2017 and December 27, 2016 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of September 26, 2017 the non-controlling interest was 21.8%.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended September 26, 2017 and September 27, 2016, respectively:

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(amounts in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income attributable to controlling and non-controlling interests	$453	$1,446	$4,914	$7,336
Less: net income attributable to non-controlling interests	$(56)	$(677)	$(1,561)	$(3,996)
Net income attributable to The Habit Restaurants, Inc.	$397	$769	$3,353	$3,340
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,329,919	18,349,845	20,259,507	16,352,481
Diluted	20,386,655	18,354,218	20,311,264	16,357,724
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.02	$0.04	$0.17	$0.20
Diluted	$0.02	$0.04	$0.17	$0.20
Below is a reconciliation of basic and diluted share counts
Basic	20,329,919	18,349,845	20,259,507	16,352,481
Dilutive effect of stock options and restricted stock units	56,736	4,373	51,757	5,243
Diluted	20,386,655	18,354,218	20,311,264	16,357,724

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,683,968 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of September 26, 2017, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,275,013 and 661,111 had been granted as of September 26, 2017 and September 27, 2016, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 1,409 and 2,761 shares and 42,927 and 1,209 shares have been excluded from the diluted EPS for the 13 and 39 weeks ended September 26, 2017 and September 27, 2016, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements—In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. This update applies to entities that change the terms or conditions of a share-based payment award. This update will provide clarity and reduce (i) the diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The Company has evaluated this guidance and determined there is no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient options. The Company’s operating lease obligations as of September 26, 2017 were approximately $233.4 million. The discounted minimum remaining operating lease obligations will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is using their current lease software, which has been enhanced to account for ASC 842, and is continuing the process of validating occupancy information in preparation for retrospective reporting, disclosure and audit for this standard update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has determined that the standard will not impact recognition of revenue from company-operated restaurants or royalty revenue from franchisees and licensees, but will have an impact on the recognition of initial franchise and license fees. The Company has evaluated this standard and has concluded the adoption of this standard on recognition of revenue from franchise and license agreements as of September 26, 2017 will have an estimated cumulative impact of between $0.2 and $0.5 million on its consolidated financial statements and has decided to use the full retrospective method upon adoption.

Recently Adopted Accounting Pronouncements— In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in the first quarter of fiscal year 2017 and there was no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Early adoption is permitted. The update will be applied on a retrospective basis. The Company adopted this standard in the first quarter of fiscal year 2017 and there was no classification impact on its consolidated financial statements.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock and the non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of September 26, 2017, which was 21.8%. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2017	2016	2017	2016
Income before income taxes and Tax Receivable Agreement liability adjustment(1)	$255	$2,315	$7,019	$10,374
Weighted average non-controlling interests ownership percentage	22.0%	29.2%	22.2%	38.5%
Net income attributable to non-controlling interests	$56	$677	$1,561	$3,996
(1)

Tax Receivable Agreement liability adjustment includes costs associated with adjustments to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level and interest expense related to payments made under the TRA. These amounts are included in the Tax Receivable Agreement liability adjustment and interest expense, net lines in the condensed consolidated statements of income.

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $27 million and $32 million at September 26, 2017 and December 27, 2016, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	September 26,	December 27,
	2017	2016
Leasehold improvements	$86,382	$73,112
Equipment	46,668	39,132
Furniture and fixtures	23,198	21,056
Buildings under deemed landlord financing	12,167	6,221
Smallwares	1,744	1,483
Vehicles	1,927	1,669
Construction in progress	18,553	8,863
	190,639	151,536
Less: Accumulated depreciation and amortization	(61,534)	(48,679)
	$129,105	$102,857

Depreciation expense was approximately $4,777,000 and $3,788,000 and $13,492,000 and $10,779,000 for the 13 and 39 weeks ended September 26, 2017 and September 27, 2016, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55 Costs Incurred by a Lessee Prior to Entering into a Lease Agreement, the Company has determined that it was the accounting owner of a total of 23 buildings under deemed landlord financing as of September 26, 2017 and the accounting owner of a total of 14 buildings under deemed landlord financing as of December 27, 2016, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 39 weeks ended September 26, 2017 and September 27, 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 22.07% and 29.24% for the 39 weeks ended September 26, 2017 and September 27, 2016, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 39 weeks ended September 26, 2017 and September 27, 2016 is a result of the changes in annual taxable income and related state income taxes (and forecast thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 42.0% and 42.0% for the 39 week periods ended September 26, 2017 and September 27, 2016, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of discrete items and the non-controlling interests was disregarded.

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

As of September 26, 2017, the Company recorded a liability of $141.6 million, representing the payments due to the Continuing LLC Owners under the TRA. The increase in the TRA liability during the 39 weeks ended September 26, 2017 is a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

As part of the TRA, there are costs associated with adjustments to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $0.7 million for the third quarter of 2017 and are reflected in the condensed consolidated statements of income. There was no TRA adjustment in the prior year period.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 39 weeks ended September 26, 2017 due to changes of the deferred tax assets associated with the tax basis increase was $0.3 million.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of income. As of September 26, 2017, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of September 26, 2017, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2017 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of September 26, 2017, the Company had approximately $12.8 million in such commitments related to new restaurants.

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

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2017	2016	2017	2016
Stock-based compensation expense	$675	$499	$1,846	$1,366

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

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 39 weeks ended September 26, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 27, 2016	491,440	$22.69	9.1	$—
Granted	469,491	$16.27
Forfeited	(15,263)	$20.99
Exercised	—	$—
Outstanding and expected to vest at September 26, 2017	945,668	$19.53	8.8	$—
Exercisable at September 26, 2017	130,454	$24.51	8.0	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of September 26, 2017 and multiplying this result by the related number of options outstanding and expected to vest at September 26, 2017. The fair value of the common stock as of September 26, 2017 used in the above calculation was $12.30 per share, the closing price of the Company’s Class A common stock on September 26, 2017, the last trading day of the third quarter.

There was approximately $3.7 million of total unrecognized compensation costs related to options granted under the Plan as of September 26, 2017. That cost is expected to be recognized over a weighted average period of 3.7 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 39 weeks ended September 26, 2017 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 27, 2016	145,047	$22.38	9.0	$2,589,089
Granted	135,411	$15.96
Forfeited	(5,107)	$19.21
Vested	(29,599)	$23.24
Outstanding and expected to vest at September 26, 2017	245,752	$18.80	8.9	$3,022,750

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at September 26, 2017 by the fair value of the common stock as of September 26, 2017. The fair value of the common stock as of September 26, 2017 used in the above calculation was $12.30 per share, the closing price of the Company’s common stock on September 26, 2017, the last trading day of the third quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 26, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.9 million. That cost is expected to be recognized over a weighted average period of 3.8 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of September 26, 2017 there was approximately $1.1 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 1.4 years.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of September 26, 2017, we had 195 locations, which includes 15 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 195 restaurants in 11 U.S. states and in the United Arab Emirates as of September 26, 2017, which includes 12 franchised and three licensed locations from which we generate revenue, but excludes the seven licensed locations in Santa Barbara County, California. We opened 19 company-operated restaurants and five franchised restaurants from December 27, 2016 through September 26, 2017. We expect to open a total of 31 to 33 company-operated restaurants and five to seven franchised/licensed restaurants in 2017. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, increasing customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 39 weeks ended September 26, 2017, 131,820 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, 29,599 restricted stock units vested during the 39-week period ended September 26, 2017 and 5,334 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures, during the 39-week period ended September 26, 2017. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 26, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,340,356 LLC Units, representing a 78.2% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company accumulates cash balances resulting from distributions from The Habit Restaurants, LLC exceeding our tax or other liabilities. To the extent the Company does not use such cash balances to pay a dividend on Class A common stock and instead decides to hold such cash balances, Continuing LLC Owners who exchange LLC Units for shares of Class A common stock could also benefit from any value attributable to such accumulated cash balances.

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

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2012, 2013, 2014, 2015 and 2016 there were 36, 51, 68, 90 and 114 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 39 weeks ended September 26, 2017 there were 137 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

Comparable corporate restaurant sales growth is generated by increases in customer traffic or increases in per customer spend. Per customer spend can be influenced by changes in menu prices and/or the mix and number of items sold per transaction.

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly company-operated comparable restaurant sales since 2012:

	Fiscal Year 2012				Fiscal Year 2013				Fiscal Year 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	4.9%	3.6%	2.7%	3.0%	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%
Comparable Restaurants	31	33	34	36	39	45	47	51	56	60	66	68

	Fiscal Year 2015				Fiscal Year 2016				39 Weeks Ended September 26, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable Restaurant Sales	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%	0.9%	0.1%	(0.2)%
Comparable Restaurants	72	81	86	90	97	107	113	114	119	128	137

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

Restaurant Development

The schedule below reflects the number of restaurants opened during a particular reporting period. We closed one company-operated restaurant in the 39 weeks ended September 26, 2017 and we closed one company-operated restaurant in fiscal year 2016. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2014, 2015 and 2016, respectively and for the 39 weeks ended September 26, 2017.

	39 Weeks Ended	Fiscal Year Ended
	September 26, 2017	2016	2015	2014
Company-operated restaurant base
Beginning of period	162	137	109	85
Openings	19	26	28	24
Closures	(1)	(1)	—	—
Restaurants at end of period	180	162	137	109
Franchised/licensed restaurants(1)
Beginning of period	10	5	1	—
Openings	5	5	4	1
Restaurants at end of period	15	10	5	1
Total restaurants
Beginning of period	172	142	110	85
Openings	24	31	32	25
Closures	(1)	(1)	—	—
Restaurants at end of period	195	172	142	110
Year-over-year growth
Total restaurants		21.1%	29.1%	29.4%
(1)	Does not include seven licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which the Company is not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
Adjusted EBITDA Reconciliation	2017	2016	2017	2016
(amounts in thousands)
Net income	$453	$1,446	$4,914	$7,336
Non-GAAP adjustments:
(Benefit) provision for income taxes	(906)	869	1,397	3,038
Interest expense, net	185	179	381	456
Depreciation and amortization	4,777	3,788	13,492	10,779
EBITDA	4,509	6,282	20,184	21,609
Stock-based compensation expense(a)	675	499	1,846	1,366
Loss on disposal of assets(b)	19	35	43	110
Pre-opening costs(c)	813	569	1,943	1,361
Tax Receivable Agreement liability adjustment(d)	688	—	688	—
Exchange related expenses(e)	155	61	390	421
Adjusted EBITDA	$6,859	$7,446	$25,094	$24,867

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.

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

(d)

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods.. This category includes costs associated with adjustments to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level.

(e)

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company continues to maintain an uncertain tax liability of $167,000 at September 26, 2017. However, the Company continues to not recognize interest expense for uncertain tax positions for the period ended September 26, 2017 as the Company believes that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Results of Operations

Thirteen Weeks Ended September 26, 2017 Compared to Thirteen Weeks Ended September 27, 2016

The following table presents selected consolidated comparative results of operations for the 13 weeks ended September 26, 2017 compared to the 13 weeks ended September 27, 2016. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 26, 2017		September 27, 2016		$	%
Revenue
Restaurant revenue	$84,347	99.7%	$71,650	99.7%	$12,697	17.7%
Franchise/license revenue	292	0.3%	235	0.3%	57	24.3%
Total revenue	84,639	100.0%	71,885	100.0%	12,754	17.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	26,861	31.8%	21,788	30.4%	5,073	23.3%
Labor and related expenses	28,532	33.8%	23,727	33.1%	4,805	20.3%
Occupancy and other operating expenses	14,781	17.5%	11,994	16.7%	2,787	23.2%
General and administrative expenses	8,281	9.8%	7,429	10.3%	852	11.5%
Exchange related expenses	155	0.2%	61	0.1%	94	154.1%
Depreciation and amortization expense	4,777	5.7%	3,788	5.3%	989	26.1%
Pre-opening costs	813	1.0%	569	0.8%	244	42.9%
Loss on disposal of assets	19	0.0%	35	0.0%	(16)	-45.7%
Total operating expenses	84,219	99.5%	69,391	96.5%	14,828	21.4%
Income from operations	420	0.5%	2,494	3.5%	(2,074)	-83.2%
Other expenses
Tax Receivable Agreement liability adjustment	688	0.8%	—	0.0%	688	*
Interest expense, net	185	0.2%	179	0.2%	6	3.4%
(Loss) income before income taxes	(453)	(0.5)%	2,315	3.2%	(2,768)	-119.6%
(Benefit) provision for income taxes	(906)	(1.1)%	869	1.2%	(1,775)	-204.3%
Net income	$453	0.5%	$1,446	2.0%	$(993)	-68.7%

*Not Calculable

Restaurant revenue. Restaurant revenue increased $12.7 million, or 17.7%, for the 13 weeks ended September 26, 2017 as compared to the 13 weeks ended September 27, 2016, primarily due to a $7.7 million increase in sales from new restaurants which were opened in the current year and a $5.2 million increase in sales from restaurants opened prior to the 2017 period that did not fall into the comparable restaurant base. The increase in revenue was also due in part to increased revenue of $0.3 million for catering trucks during the 13 weeks ended September 26, 2017 as compared to the 13 weeks ended September 27, 2016. We had eight catering trucks operating in the 13 weeks ended September 26, 2017 compared to six catering trucks operating in the 13 weeks ended September 27, 2016. Comparable restaurant sales decreased $0.1 million, or 0.2%, in the 13 weeks ended September 26, 2017 as compared to the comparable 2016 period. The comparable restaurant sales decrease was primarily due to a decrease in traffic of 1.0% partially offset by an increase in average transaction amount of 0.8% in the 13 weeks ended September 26, 2017 as compared to the comparable 2016 period. The increase was also partially offset by a decrease in sales of $0.4 million due to the closure of one restaurant in the 13 weeks ended September 26, 2017 and the closure of one restaurant in December of fiscal year 2016.

Franchise/license revenue. Franchise/license revenue increased $57,000 for the 13 weeks ended September 26, 2017 compared to the comparable 2016 period. The increase was due in part to an increase in royalty revenue of $100,000 in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations. The increase was partially offset by a decrease in franchise fee revenue of $35,000 in the 13 weeks ended September 26, 2017 as compared to the prior period due to one franchise location opened in the current period as compared to two franchised locations opened in the comparable 2016 period.

Food and paper costs. Food and paper costs increased $5.1 million, or 23.3%, for 13 weeks ended September 26, 2017 as compared to the comparable 2016 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased to 31.8% in the 13 weeks ended September 26, 2017 from 30.4% in the prior year quarter. This increase was primarily driven by increases in chicken, produce and beef costs in the current period.

Labor and related expenses. Labor and related expenses increased $4.8 million, or 20.3%, for the 13 weeks ended September 26, 2017 as compared to the comparable 2016 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.8% in the third quarter of 2017 compared to 33.1% in the comparable quarter of 2016. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2017, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.50 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $2.8 million, or 23.2%, for the 13 weeks ended September 26, 2017 as compared to the comparable period in 2016, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 17.5% in the third quarter of 2017 from 16.7% in the comparable quarter of 2016 primarily due to higher advertising costs, higher rent costs and higher utilities expenses in the current period as a percentage of restaurant revenue partially offset by a decrease in repairs and maintenance costs as a percentage of restaurant revenue. We expect to see higher rent costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $0.9 million, or 11.5%, for the third quarter of 2017 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.8% for the 13 weeks ended September 26, 2017 compared to 10.3% in the comparable quarter of 2016.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.2 million for the third quarter of 2017 as compared to $0.1 in the prior year quarter.

Depreciation and amortization expenses. Depreciation and amortization increased $1.0 million, or 26.1%, for the third quarter of 2017 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.7% in the third quarter of 2017 compared to 5.3% in the comparable quarter of 2016.

Pre-opening costs. Pre-opening costs increased $0.2 million for the third quarter of 2017 as compared to the prior year quarter. The company opened six new company-operated restaurants in the third quarter of 2017 compared to six new company-operated restaurants in the third quarter of 2016. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased to 1.0% in the third quarter of 2017 compared to 0.8% in the comparable quarter of 2016.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are costs associated with adjustments to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $0.7 million for the third quarter of 2017. There was no TRA expense in the prior year quarter.

Interest expense, net. Interest expense, net was $185,000 for the third quarter of 2017 as compared to $179,000 in the prior year quarter.

(Benefit) provision for income taxes. There was an income tax benefit of $0.9 million for the third quarter of 2017 compared to income tax expense of $0.9 million in the prior year quarter.

Thirty-Nine Weeks Ended September 26, 2017 Compared to Thirty-Nine Weeks Ended September 27, 2016

The following table presents selected consolidated comparative results of operations for the 39 weeks ended September 26, 2017 compared to the 39 weeks ended September 27, 2016. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	39 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 26, 2017		September 27, 2016		$	%
Revenue
Restaurant revenue	$245,704	99.6%	$209,416	99.7%	$36,288	17.3%
Franchise/license revenue	903	0.4%	542	0.3%	361	66.6%
Total revenue	246,607	100.0%	209,958	100.0%	36,649	17.5%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	75,955	30.9%	63,040	30.1%	12,915	20.5%
Labor and related expenses	81,566	33.2%	68,040	32.5%	13,526	19.9%
Occupancy and other operating expenses	41,469	16.9%	33,822	16.2%	7,647	22.6%
General and administrative expenses	24,369	9.9%	21,555	10.3%	2,814	13.1%
Offering and exchange related expenses	390	0.2%	421	0.2%	(31)	-7.4%
Depreciation and amortization expense	13,492	5.5%	10,779	5.1%	2,713	25.2%
Pre-opening costs	1,943	0.8%	1,361	0.6%	582	42.8%
Loss on disposal of assets	43	0.0%	110	0.1%	(67)	-60.9%
Total operating expenses	239,227	97.0%	199,128	94.8%	40,099	20.1%
Income from operations	7,380	3.0%	10,830	5.2%	(3,450)	-31.9%
Other expenses
Tax Receivable Agreement liability adjustment	688	0.3%	—	0.0%	688	*
Interest expense, net	381	0.2%	456	0.2%	(75)	-16.4%
Income before income taxes	6,311	2.6%	10,374	4.9%	(4,063)	-39.2%
Provision for income taxes	1,397	0.6%	3,038	1.4%	(1,641)	-54.0%
Net income	$4,914	2.0%	$7,336	3.5%	$(2,422)	-33.0%

*Not Calculable

Restaurant revenue. Restaurant revenue increased $36.3 million, or 17.3%, for the 39 weeks ended September 26, 2017 as compared to the 39 weeks ended September 27, 2016, primarily due to a $12.0 million increase in sales from new restaurants which were opened in the current year and a $23.7 million increase in sales from restaurants opened prior to the 2017 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $0.4 million, or 0.2%, in the 39 weeks ended September 26, 2017 as compared to the comparable 2016 period. Comparable restaurant sales growth was primarily due to an increase in average transaction amount of 0.6% partially offset by a decrease in traffic of 0.4% in the 39 weeks ended September 26, 2017 as compared to the comparable 2016 period. The increase in revenue was also due in part to increased revenue of $1.2 million for catering trucks during the 39 weeks ended September 26, 2017 as compared to the 39 weeks ended September 27, 2016. We had eight catering trucks operating in the 39 weeks ended September 26, 2017 compared to six catering trucks operating in the 39 weeks ended September 27, 2016. The increase was also partially offset by a decrease in sales of $0.9 million due to the closure of one restaurant in the 13 weeks ended September 26, 2017 and the closure of one restaurant in December of fiscal year 2016.

Franchise/license revenue. Franchise/license revenue increased $361,000 for the 39 weeks ended September 26, 2017 compared to the comparable 2016 period. The increase was primarily due to an increase in royalty revenue of $256,000 in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations. The increase was also due in part to increased franchise fees of $70,000 in the current period for five franchised locations that were opened during the period compared to three franchised locations opened in the prior period.

Food and paper costs. Food and paper costs increased $12.9 million, or 20.5%, for 39 weeks ended September 26, 2017 as compared to the comparable 2016 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased to 33.2% in the 39 weeks ended September 26, 2017 from 32.5% in the prior year period. This increase was primarily driven by increases in chicken, produce and beef costs in the current period.

Labor and related expenses. Labor and related expenses increased $13.5 million, or 19.9%, for the 39 weeks ended September 26, 2017 as compared to the comparable 2016 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.2% in the 39 weeks ended September 26, 2017 compared to 32.5% in the comparable period of 2016. Labor costs were higher primarily due to wage rate increases for hourly employees and the associated benefit costs for those increased wages. On January 1, 2017, the State of California’s (where most of our restaurants are located) minimum wage was raised to $10.50 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $7.6 million, or 22.6%, for the 39 weeks ended September 26, 2017 as compared to the comparable period in 2016, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 16.9% in the 39 weeks ended September 26, 2017 from 16.2% in the comparable period of 2016 primarily due to higher rent costs, higher utilities costs and higher advertising expenses in the current period as a percentage of restaurant revenue. We expect to see higher rent costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $2.8 million, or 13.1%, for the 39 weeks ended September 26, 2017 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.9% for the 39 weeks ended September 26, 2017 compared to 10.3% in the comparable period of 2016.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.4 million for the 39 weeks ended September 26, 2017 compared to $0.4 million in the comparable prior year period.

Depreciation and amortization expenses. Depreciation and amortization increased $2.7 million, or 25.2%, for the 39 weeks ended September 26, 2017 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.5% in the 39 weeks ended September 26, 2017 compared to 5.1% in the comparable period of 2016.

Pre-opening costs. Pre-opening costs increased $0.6 million for the 39 weeks ended September 26, 2017 as compared to the prior year period. The company opened 19 new company-operated restaurants in the 39 weeks ended September 26, 2017 compared to 15 new company-operated restaurants that opened in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased to 0.8% in the 39 weeks ended September 26, 2017 compared to 0.6% in the comparable period of 2016.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are costs associated with adjustments to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $0.7 million for the 39 weeks ended September 26, 2017. There was no TRA expense in the prior year period.

Interest expense, net. Interest expense, net was $0.4 million for the 39 weeks ended September 26, 2017 compared to $0.5 million in the prior year period.

Provision for income taxes. Income tax expense was $1.4 million for the 39 weeks ended September 26, 2017 compared to $3.0 million in the prior year period.

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

Potential Impacts of Market Conditions on Capital Resources

We have historically experienced increases in comparable restaurant sales and operating cash flows. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations and our existing cash balance at September 26, 2017 are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at September 26, 2017 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 27, 2016 to September 26, 2017 were comprised of a $0.6 million decrease in current assets and a $9.3 million increase in current liabilities. The decrease in current assets was primarily due to a $2.1 million decrease in cash primarily attributed to the cash flow from operations and timing of payables and accrued expenses partially offset by an increase of $1.6 million in accounts receivable. The increase in current liabilities was primarily due to higher accounts payable and accrued expenses of $5.5 million which was due to the timing of payments and the increased number of locations under construction as well as higher employee related accruals of $3.2 million which is primarily due to the timing of pay dates.

	39 Weeks Ended
	September 26,	September 27,
(amounts in thousands)	2017	2016
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$29,969	$28,204
Net cash used in investing activities	(30,636)	(23,061)
Net cash used in financing activities	$(1,436)	$(1,760)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $1.8 million to $30.0 million for the 39 weeks ended September 26, 2017 from $28.2 million for the 39 weeks ended September 27, 2016. There was an increase in the current period of $1.4 million related to the change in accounts payable and an increase in the current period of $0.3 million related to the change in employee related accruals.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $7.6 to $30.6 million for the 39 weeks ended September 26, 2017 from $23.1 million for the 39 weeks ended September 27, 2016. There were 19 new company-operated restaurants opened during the 39 weeks ended September 26, 2017 compared to 15 new company-operated restaurants opened during the 39 weeks ended September 27, 2016. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.4 million to $1.4 million for the 39 weeks ended September 26, 2017 from $1.8 million for the 39 weeks ended September 27, 2016. The difference was mainly attributed to lower tax distributions in the current period of $0.6 million partially offset by $0.3 million of financing fees on long-term debt incurred in the current period related to the Credit Facility.

Credit Facility

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of income.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of September 26, 2017, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of September 26, 2017, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 26, 2017, as well as our long-term obligations:

(amounts in thousands)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations(2)	233,371	5,115	50,982	51,749	125,525
Deemed landlord financing(3)	8,997	256	2,035	1,849	4,857
Purchase obligations	884	327	557	—	—
Total	$243,252	$5,698	$53,574	$53,598	$130,382

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. There were no borrowings on the facility as of September 26, 2017 and the unused portion of the facility does not accrue any fees as part of this agreement.

(2)	Includes base lease terms that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes principal and interest payments during the base lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.

Off-Balance Sheet Arrangements

As of September 26, 2017, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of September 26, 2017, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs has had an impact on fiscal year 2017 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Habit Restaurants, Inc.
(Registrant)

November 2, 2017	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)