Form 10-K
period 2017-12-26
Habit Restaurants, Inc.
filed 2018-03-01
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 27, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $317 million.

As of February 26, 2018, there were 20,446,471 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 5,578,616 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders.

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

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2013, 2014, 2015, 2016 and 2017 ended on December 31, 2013, December 30, 2014, December 29, 2015, December 27, 2016, and December 26, 2017, respectively.

Unless the context requires otherwise, references to ‘‘The Habit Burger Grill,’’ ‘‘The Habit,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to The Habit Restaurants, Inc. and its consolidated subsidiaries. References to “per customer spend” refer to total restaurant revenue divided by the number of entrées sold.

ITEM 1.	Business

The Habit Burger Grill is a burger-centric, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade tuna cooked over an open flame. In addition, we feature fresh made-to-order salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers, topped with caramelized onions and fresh produce, has generated tremendous consumer response, resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines.

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
•

Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the price for our original Charburger with cheese ranges from $3.79 to $4.59 at our company-operated locations, which is below similar items on the menus of most competing fast casual restaurants.

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

Performance Overview

Our disciplined growth strategy has enabled growth across all of our key performance metrics, including the number of new restaurant openings, comparable restaurant sales, average unit volumes (“AUVs”), revenue, net income and Adjusted EBITDA.

•

The Habit has grown from 26 locations in California as of December 31, 2009 to 209 locations in 11 states, as well as internationally in the United Arab Emirates and China as of December 26, 2017 and we had a compound annual growth rate of our units from 2009 to 2017 of 29.8%;

•

Our restaurants generated 54 consecutive fiscal quarters of positive comparable restaurant sales growth that ended the second quarter of fiscal year 2017, driven by both increases in customer traffic and increases in price;

•	We have grown our company-operated restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.9 million for fiscal year 2017, representing an increase of 50.6%; and
•

From fiscal year 2009 to fiscal year 2017, our revenue increased from $28.1 million to $331.7 million, income from operations increased from $0.3 million to $7.5 million and Adjusted EBITDA increased from $1.9 million to $32.4 million.

For the definition and reconciliation of Adjusted EBITDA, a non-GAAP term, to net income, see the section entitled “Item 6, Selected Financial Data.’’ Management has determined that we have one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial performance and allocates resources at a consolidated level on a recurring basis.

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

It is our mission to become everyone’s favorite Habit, one burger at a time. We believe that every burger should be made-to-order, char-grilled over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries. Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 60% of our entrée revenue for the fiscal year ended December 26, 2017. Our sandwich selection offers a variety of choices, featuring sushi-grade tuna, fresh chicken and USDA choice steak and we also offer a variety of salad options, which are key to further diversifying our menu.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents. Our average restaurant size is between 2,000 and 2,800 square feet and features booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 26, 2017.

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

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit’s formula brings a highly differentiated experience to the fast casual restaurant segment by combining the quality, convenience and hospitality commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. The price for our char-grilled, made-to-order Charburger combination meal with fries and a regular drink ranges from $7.23 to $8.77 at our company-operated locations, which provides our customers with a meal that is priced below comparable menu options at many competing fast casual restaurant alternatives.

Productive Restaurants

For the 52 weeks ended December 26, 2017, our restaurants that had been open for 12 months or more had an AUV of approximately $1.9 million and generated cash-on-cash returns in excess of 40%.

Our restaurant model is designed to generate high sales volumes and high cash-on-cash returns.

Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.9 million for the fiscal year ended December 26, 2017 at our relatively low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of approximately 4,200 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school hangout for students, a social venue for seniors or an affordable restaurant for families. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $778 for the fiscal year ended December 26, 2017.

Broad Customer Appeal

Based on a 2014 external research report and a third-party customer satisfaction survey, our customer base is well-balanced with 55% male customers and 45% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Over 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 26, 2017, which in turn contributed to our strong AUVs.

Site Development and Expansion

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We have developed a targeted site acquisition and qualification process that incorporates our management’s experience as well as extensive data collection, analysis and interpretation. Our restaurant development efforts are led by our highly experienced senior management team and our in-house real estate team. Collectively, they have extensive experience identifying and qualifying suitable restaurant locations with restaurant concepts such as The Cheesecake Factory, Panda Express, Baja Fresh Mexican Grill, BJ’s Restaurants, Carino’s Italian Restaurants, Mimi’s Café, Black Bear Diner, Smashburger and Rubio’s Fresh Mexican Grill.

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

Our new restaurant model targets an average investment of approximately $850,000, net of tenant allowances for non-drive-thru locations and approximately $1,250,000, net of tenant allowances, for drive-thru locations, which blends to an average target investment of $1,050,000, net of tenant allowances. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our six flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

The development and construction of our new sites is the responsibility of our real estate, development and construction teams. Our Chief Development Officer oversees the development process that prepares a new restaurant for turnover to operations.

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

We employ a customer-centered approach to our restaurant operations, which we also believe is fundamental to our success. Each of our restaurants is typically staffed with a restaurant manager, at least two assistant managers and an average of approximately 25 dedicated team members who prepare our food fresh daily and deliver outstanding customer service. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Our District Managers are, on average, responsible for approximately four restaurants, which allows them to visit each restaurant regularly and maintain a frequent dialogue with our restaurant managers. Similarly, our Directors of Operations are each responsible for between approximately six and nine districts to ensure they are accessible and attentive to the needs and performance of the restaurants in their regions.

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

Our in-restaurant back office systems are designed to assist in the management of our restaurants by providing quick access to sales information as well as labor and food cost management tools. The systems also provide corporate headquarters and restaurant operations management quick access to detailed business data and reduces restaurant managers’ time spent on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department on a daily basis. For company-operated restaurants, we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly reporting on key measures for each location with final reports following the end of each period. Our restaurant managers also have the ability to submit food and operating supply orders electronically to our distribution network. Some of the additional systems that we use include a cloud-based information system, paperless employee files, proprietary on-line training system and a customized labor deployment tool. All of our restaurant systems can be accessed by multi-functional hand-held tablets. Our systems and data are protected by advanced communication and data security systems.

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-operated restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. At the end of fiscal 2017 we had 13 franchise locations and three licensed restaurants from which we earn revenue.

We have a license agreement for a location on the campus of The University of Southern California, in which we granted a non-exclusive right and license to The University of Southern California to use our system of restaurant operation, including recipes, methods of food presentation, trade secrets and know-how. The restaurant opened in January 2014 and has an initial term of five years, with two options for The University of Southern California to renew for five-year terms. The University of Southern California paid us an initial development fee at the time of entering into the license agreement and pays an ongoing monthly royalty to us based on the gross sales at the licensed location.

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

In May 2015, we entered into a license agreement with a licensee to open a location in the Los Angeles International Airport. Under this agreement we received an initial license fee and we have been and will be paid ongoing monthly royalties based on gross sales at this location since it opened in September 2015.

In November 2014, we entered into an international franchise agreement for the development of up to 50 restaurants in six countries in the Middle East over the next 10 years. The franchisee has the exclusive rights to open restaurants in the UAE, Saudi Arabia, Qatar, Bahrain, Kuwait and Oman. Under this agreement, we received an initial development fee and initial franchise fees. Additionally, we have been and will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We opened two locations under this agreement during the fourth quarter of 2016.

In fiscal 2014, we entered into two franchise development agreements for the Las Vegas, Nevada and Seattle, Washington markets, and nine restaurants opened under those agreements as of the end of the 2017 fiscal year. Our Las Vegas and Seattle agreements grant area development rights for up to a specified number of Habit restaurant locations within particular geographic locations for a period of five to 10 years. Under these agreements, we received initial development fees and initial franchise fees. Additionally, under each agreement we have been and will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We expect that future franchise development agreements will have similar terms.

In the third quarter of 2016, we entered into an international franchise agreement for the development of up to 25 restaurants in the Shanghai area. We received an initial development fee and initial franchise fees under the agreement.  Additionally, we have been and will be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We opened our first location under this agreement in the fourth quarter of 2017.

In the fourth quarter of 2016, we entered into a franchise agreement for a restaurant to be opened in a casino in Reno, Nevada. We received an initial franchise fee and have been and will be paid ongoing monthly royalties based on gross sales at the restaurant. This location was opened in fiscal 2017.

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

Our marketing efforts, headed by our Chief Marketing Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize social media such as Facebook, Twitter, Yelp and Instagram to generate buzz and promote our brand. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our nine custom designed Habit Burger Grill trucks to provide event catering services and have plans to add two additional catering trucks within the next year. As of December 26, 2017 we operated nine catering trucks in California that serve the greater Los Angeles, Orange County and San Diego areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in some instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. These trucks enable us to reach new consumers who may be outside our restaurant footprint by promoting new trials and extending brand awareness. We also utilize a free Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire high-quality ingredients and other necessary supplies that meet our specifications from reliable suppliers. During fiscal 2017, we entered into four new food distributor agreements, and we contract with them for the majority of our food and supplies. The food and supplies we purchased from our food distributors primarily consist of various proteins, such as fresh ground beef, chicken, sushi-grade tuna and USDA choice tri-tip steak. We also purchased beverages, paper and packaging products, produce, dairy and other grocery items, as well as a variety of kitchen and cleaning supplies needed to support our restaurant operations. We carefully selected our distributors based on their quality, understanding of our brand and ability to support our growth. We will continue to regularly evaluate all of our distributors to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.

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

Competition

We primarily compete in the fast casual restaurant segment, but also with restaurants in other segments, such as traditional fast food and casual dining. We believe the fast casual restaurant segment is competitive with these other restaurant segments with respect to food quality, price and value relationships, ambience, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of food products and supplies, labor and government laws and regulations. We also recognize however, that both the fast food and casual dining segments have significantly increased their levels of discounting recently.

We believe that we have a favorable competitive stance in the fast casual restaurant segment and represent an alternative concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2013, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill, Panera Bread Company and Panda Express, along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries and Smashburger, among others. For additional information regarding the risks we face from competition in our segments, see “Risk Factors— Risks

Related to Our Business and Industry—We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.”

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our average per customer spend of $8.60 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a meaningful foundation for our continued growth.

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

Employees

As of December 26, 2017, we had 5,358 employees, including 170 field supervision/corporate personnel and 5,188 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively the “Company”). In November 2014, we completed our initial public offering of shares of our Class A common stock (the “IPO”). In connection with our IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions (the “Recapitalization”), in order to reorganize our capital structure in preparation of the IPO. Each share of The Habit Restaurants, Inc. Class A common stock corresponds to an economic interest held (directly or indirectly) by The Habit Restaurants, Inc. in The Habit Restaurants, LLC. Members of The Habit Restaurants, LLC are entitled to a proportionate share of the distributions and earnings of The Habit Restaurants, LLC, provided that The Habit Restaurants, Inc., as the managing member of The Habit Restaurants, LLC, is entitled to non-pro rata distributions for certain fees and expenses.

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

Available Information

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.habitburger.com.

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

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 38 restaurants in 2017, consisting of 32 company-operated restaurants and six franchised/licensed locations and we opened 31 restaurants in 2016, consisting of 26 company-operated restaurants and five franchised/licensed locations. However, we may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on other factors, including:

•	negotiating leases with acceptable terms;
•	identifying, hiring and training qualified employees in each local market;
•	identifying and securing an appropriate site;
•	timely delivery of leased premises to us from our landlords and punctual commencement of our build-out construction activities;
•	managing construction and development costs of new restaurants, particularly in competitive markets;
•	obtaining construction materials and labor at acceptable costs;
•	maintaining qualified real estate and construction resources to source and manage construction of new sites;
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

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. In addition, both fast food and casual dining segments have implemented deep discounting strategies to attract consumers. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

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

We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, both traditional and drive-thru locations, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef is our largest commodity expenditure and accounts for approximately 17% of our total food and paper costs, or 5% of our total costs in the fiscal year ended December 26, 2017. As of December 26, 2017, we did not purchase beef with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

Our growth plan includes opening a number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

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

The planned increase in the number of our restaurants may make our future results unpredictable.

We opened 38 restaurants in 2017, consisting of 32 company-operated restaurants and six franchised/licensed locations. We intend to continue to increase the number of our restaurant openings in the next several years. This growth strategy and the substantial investment associated with the development of each new traditional or drive-thru restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

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

There are seven Habit Burger Grill locations in Santa Barbara County, California, operated under a license agreement by our former chief executive officer, for which we receive no royalties or revenue.

Our former chief executive officer, Brent Reichard, and our co-founder, Bruce Reichard, operate seven The Habit Burger Grill restaurants in Santa Barbara County, California through Reichard Bros. Enterprises, Inc., pursuant to license agreements entered into in 2004, as amended and restated in 2007 and as further amended in October 2014 (the “Reichard License”). We do not receive any royalties or other revenue from these locations, and pursuant to the terms of the Reichard License, we are prohibited from opening any company-operated locations in Santa Barbara County, California. Reichard Bros. Enterprises, Inc. is also entitled, pursuant to the terms of the Reichard License, to open additional locations in Santa Barbara County, California. The Reichard License contains quality control provisions, and provides that we may terminate the Reichard License if Reichard Bros. Enterprises, Inc. fails to comply with any material provisions thereof. Nevertheless, if Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and requirements it may have a material adverse effect on our business, financial condition and results of operations.

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

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 54.4% of our revenue in fiscal year 2017, approximately 56.9% in fiscal year 2016 and approximately 59% in fiscal year 2015. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2017, unemployment in California was 4.3% compared to the U.S. unemployment rate of 4.1%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. During fiscal 2016, we also relied on Performance Food Group as one of our primary distributors, which supplied us with approximately 92.5% of our food supplies in the fiscal year ended December 27, 2016. Starting in the first fiscal quarter of 2017 we transitioned from Performance Food Group to four new distributors covering different markets. One of those distributors, Shamrock Foods Company, supplied us with approximately 68.7% of our food supplies in the fiscal year ended December 26, 2017. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, modifications to or repeal of all or certain provisions of the PPACA are being contemplated by the current administration. We cannot predict the ultimate content, timing or impact of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business, financial condition and results of operations, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Although none of our employees are currently covered under collective bargaining agreements, if a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. Beginning in fiscal year 2018 we moved to modified self-insurance workers’ compensation program. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour, after being raised to $10.50 per hour on January 1, 2017. Legislation is currently in place that increases the minimum wage in the State of California gradually over the next five years to $15.00 by January 1, 2022. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. And if menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins.

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

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen and some have incurred significant expenses as a result of the security breaches. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

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

As of December 26, 2017, investment funds affiliated with KarpReilly beneficially owned 1.1% of our outstanding Class A common stock and 45.2% of our outstanding Class B common stock, which aggregates to 10.7% of our voting power. Although their voting power is below 50%, KarpReilly may be able to influence the election of members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, and two of our directors, Christopher K. Reilly and Allan W. Karp, who are affiliated with KarpReilly, will continue to serve on our board of directors.

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

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the IPO, the April 2015 Offering, and the exchanges of economic, non-voting interests in The Habit Restaurants, LLC (the “LLC Units”) for shares of Class A common stock by the Continuing LLC Owners that have occurred through the end of fiscal 2017, would aggregate to approximately $96.2 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $81.8 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The decrease in the TRA liability during the fiscal year ended December 26, 2017 is primarily due to a decrease in the U.S. corporate income tax rate to 21% effective in 2018 under the Tax Cuts and Jobs Act. The actual amounts may materially differ from these hypothetical amounts.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, commonly referred to as the Tax Cuts and Jobs Act. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in 2017, the year of enactment. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

The recently passed comprehensive tax reform bill could result in The Habit Restaurants, LLC being required to make excess cash distributions to us, which could adversely affect our business and financial condition.

As a result of the Tax Cuts and Jobs Act and other factors. The Habit Restaurants, LLC may make cash distributions to us in excess of our cash needs, and the impact of such excess distributions could be adverse.   The Habit Restaurants, LLC operates as a limited liability company that is treated as a partnership for federal and state income tax purposes and is not itself subject to federal and state income tax (except that it may be required to pay an “imputed underpayment” and related interest and penalties in the event of an audit by the Internal Revenue Service, which would adversely affect us). Instead, we, and each other member of The Habit Restaurants, LLC, are required to recognize its allocable share of The Habit Restaurants, LLC’s income, gain, loss, deduction and credit (and each item thereof), as determined for tax purposes, on its U.S. federal income tax return for each taxable year of The Habit Restaurants, LLC ending with or within its taxable year, regardless of whether any distributions of cash or other property are made from The Habit Restaurants, LLC to us.  As a result, the Limited Liability Company Agreement of The Habit Restaurants, LLC contains a “tax distribution” provision that generally obligates The Habit Restaurants, LLC to make cash distributions to its members, including us, in an amount determined by multiplying the highest marginal rate applicable to any member of The Habit Restaurants, LLC by the amount of net income and/or gain allocable to each member of The Habit Restaurants, LLC.  The members of The Habit Restaurants, LLC include individuals.  In light of the fact that (i) the Tax Cuts and Jobs Act has created a significant difference between the income tax rate that generally applies to entities that are treated as corporations for U.S. federal tax purposes, such as us, and the highest marginal tax rate that applies to individuals and (ii) the tax distributions made by The Habit Restaurants, LLC will be based on the higher rate generally applicable to individuals, we expect to receive tax distributions from The Habit Restaurants, LLC in excess of the amount we require to pay our U.S. federal, state and local income taxes.  We will need to determine how to deploy such excess cash. In addition, it is possible that the requirement to make excess tax distributions to us will result in The Habit Restaurants, LLC having insufficient cash to meet its cash needs or foregoing otherwise attractive investment opportunities, the consequences of which may be adverse to The Habit Restaurants, LLC, which in turn will result in adverse consequences to us.

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

The market price and trading volume of our Class A common stock has been and will likely continue to be volatile for the foreseeable future, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The high and low share prices for fiscal year 2017 were $19.75 and $8.85, respectively. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this annual report and others such as:

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

Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the regulations imposed by Nasdaq. In particular, these obligations require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

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

We cannot predict if investors have found or will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if when our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and are unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by Nasdaq (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.	Properties

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 26, 2017, we had 209 locations in 11 states, the United Arab Emirates and China, including franchised/licensed locations (excluding seven licensed locations in Santa Barbara County, California). We operate a variety of restaurant formats, including end-cap, free-standing, inline, end-cap drive-thru and traditional stand-alone drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of company-operated and franchised/licensed restaurants by geographic location as of December 26, 2017.

	Company-	Franchised/
	Operated	Licensed(1)	Total
California	151	2	153
Utah	10	—	10
Arizona	10	1	11
Florida	10	—	10
New Jersey	8	—	8
Idaho	1	—	1
Virginia	1	—	1
Maryland	1	—	1
Pennsylvania	1	—	1
Nevada	—	6	6
Washington	—	4	4
Domestic	193	13	206
United Arab Emirates	—	2	2
China	—	1	1
International	—	3	3
Total	193	16	209

(1)	Does not include seven licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

We opened 38 restaurants in 2017, consisting of 32 company-operated restaurants and six franchised/licensed locations. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2018.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our new restaurant model targets an average cash investment of approximately $850,000, net of tenant allowances, for non-drive-thru locations and approximately $1,250,000, net of tenant allowances, for drive-thru locations, which blends to an average target investment of $1,050,000, net of tenant allowances, blended AUVs of approximately $1.85 million and blended cash-on-cash returns in excess of 30% in the third full year of operation.

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

The following table presents information on the high and intraday low sales prices per share as reported on the Nasdaq Global Market for our Class A common stock for the periods indicated:

	High	Low
2016
First Quarter of 2016 (December 30, 2015 — March 29, 2016)	$24.44	$17.65
Second Quarter of 2016 (March 30, 2016 — June 28, 2016)	$20.01	$15.48
Third Quarter of 2016 (June 29, 2016 — September 27, 2016)	$17.36	$13.89
Fourth Quarter of 2016 (September 28, 2016 — December 27, 2016)	$18.00	$13.20
2017
First Quarter of 2017 (December 28, 2016 — March 28, 2017)	$17.95	$13.25
Second Quarter of 2017 (March 29, 2017 — June 27, 2017)	$19.75	$15.40
Third Quarter of 2017 (June 28, 2017 — September 26, 2017)	$17.45	$12.10
Fourth Quarter of 2017 (September 27, 2017 — December 26, 2017)	$13.75	$8.85

Holders

On February 26, 2018, the last reported sale price for our Class A common stock on Nasdaq was $9.15 per share. As of February 26, 2018 there were 63 holders of record of our Class A common stock and 51 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

Our board of directors did not pay a dividend on our Class A common stock in 2017 and does not currently intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from November 20, 2014 (using the closing price of our shares of Class A common stock on November 20, 2014, the day they were initially sold to the public) to December 26, 2017 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on November 20, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	Selected Financial Data

The following tables summarize consolidated financial information of The Habit Restaurants, Inc. Our financial results for the years presented prior to the IPO are the historical results of The Habit Restaurants, LLC, including the earnings prior to and up to November 25, 2014. For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 21.7% as of December 26, 2017. As these amounts were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly. You should read the selected historical financial data set forth below in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data” of Part II to this Annual Report.

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2013 fiscal year contained 53 weeks, while all other years presented in this 10-K contain 52 weeks. Fiscal years 2013, 2014, 2015, 2016 and 2017 ended on December 31, 2013, December 30, 2014, December 29, 2015, December 27, 2016 and December 26, 2017 respectively.

	Fiscal Year Ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands except share and per share data)
Statements of Operations Data:
Revenue:
Restaurant revenue	$330,230	$282,819	$230,258	$174,544	$120,373
Franchise/license revenue	1,468	991	344	75	—
Total revenue	331,698	283,810	230,602	174,619	120,373
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	101,683	84,585	73,797	58,260	38,789
Labor and related expenses	110,785	92,588	70,784	51,898	35,782
Occupancy and other operating expenses	56,796	46,352	35,495	27,184	18,906
General and administrative expenses	32,559	28,849	23,308	17,389	12,634
Offering and exchange related expenses	494	674	1,721	613	—
Depreciation and amortization expense	18,761	14,880	11,312	8,472	6,008
Pre-opening costs	3,062	2,174	2,296	1,902	1,754
Loss on disposal of assets	81	128	114	141	15
Total operating expenses	324,221	270,230	218,827	165,859	113,888
Income from operations	7,477	13,580	11,775	8,760	6,485
Other (income) expense
Tax Receivable Agreement liability adjustment	(57,231)	—	—	—	—
Interest expense, net	588	634	451	909	735
Income before income taxes	64,120	12,946	11,324	7,851	5,750
Provision for income taxes	65,388	3,646	2,473	299	—
Net income (loss)	$(1,268)	$9,300	$8,851	$7,552	$5,750
Less: net income attributable to non-controlling interests(1)	(1,539)	(4,640)	(6,082)	(7,584)	(5,750)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(2,807)	$4,660	$2,769	$(32)	$—

Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:(2)
Basic	$(0.14)	$0.27	$0.22	$(0.00)	—
Diluted	$(0.14)	$0.27	$0.22	$(0.00)	—
Weighted average shares of Class A common stock outstanding:
Basic	20,285,780	17,139,777	12,445,138	8,974,550	—
Diluted	20,285,780	17,148,466	12,451,962	8,974,550	—

	Fiscal Year Ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2017	2016	2015	2014	2013
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$33,607	$34,003	$29,860	$23,194	$15,374
Net cash used in investing activities	(46,025)	(32,649)	(27,659)	(24,403)	(20,234)
Net cash provided by (used in) financing activities	$(3,497)	$(4,153)	$(4,679)	$50,556	$4,682
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$28,277	$44,192	$46,991	$49,469	$122
Property and equipment, net(3)	139,956	102,857	81,524	65,668	50,076
Total assets	292,124	330,366	256,711	158,622	77,881
Total debt(4)	13,700	6,036	2,436	2,478	13,966
Total members'/stockholders' equity	$144,595	$143,887	$131,932	$116,957	$45,067
Other Operating Data:
Total restaurants at end of period(5)	209	172	142	110	85
Company-operated restaurants at end of period	193	162	137	109	85
Company-operated comparable restaurant sales(6)	(0.1)%	1.9%	6.4%	10.7%	3.6%
Company-operated average unit volumes	$1,881	$1,917	$1,919	$1,823	$1,634
Restaurant contribution(7)	60,966	59,294	50,182	37,202	26,896
as a percentage of revenue	18.5%	21.0%	21.8%	21.3%	22.3%
EBITDA(8)	$83,469	$28,460	$23,087	$17,232	$12,492
Adjusted EBITDA(8)	32,393	33,306	28,418	21,038	13,996
as a percentage of revenue	9.8%	11.7%	12.3%	12.0%	11.6%
Capital expenditures(9)	$46,037	$32,649	$27,659	$24,403	$20,234

(1)

For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of pretax earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 21.7%, 22.4%, 47.1% and 65.5% as of December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014, respectively. Since all of the earnings prior to and up to November 25, 2014 were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

(2)

As noted above, all earnings prior and up to November 25, 2014, the date of completion of the IPO, were entirely allocable to the non-controlling interest. As a result, earnings per share information attributable to these historical periods is not comparable to earnings per share information attributable to us after the IPO and, as such, has been omitted.

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

(5)	Does not include seven licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.
(6)

Company-operated comparable restaurant sales reflects the change in year-over-year sales for the company-operated comparable restaurant base. A restaurant enters our comparable restaurant base in the accounting period following its 18th full period of operations.

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

A reconciliation of restaurant contribution to company-operated restaurant revenue is provided below:

	Fiscal Year Ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Restaurant revenue	$330,230	$282,819	$230,258	$174,544	$120,373
Restaurant operating costs	269,264	223,525	180,076	137,342	93,477
Restaurant contribution	$60,966	$59,294	$50,182	$37,202	$26,896

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2017	2016	2015	2014	2013
(amounts in thousands)
Net income (loss)	$(1,268)	$9,300	$8,851	$7,552	$5,750
Non-GAAP adjustments:
Provision for income taxes	65,388	3,646	2,473	299	—
Interest expense, net	588	634	451	909	735
Depreciation and amortization	18,761	14,880	11,312	8,472	6,008
EBITDA	83,469	28,460	23,087	17,232	12,493
Stock-based compensation expense(a)	2,518	1,870	1,200	515	260
Management fees(b)	—	—	—	635	144
Loss on disposal of assets(c)	81	128	114	141	15
Legal settlement(d)	—	—	—	—	(9)
Pre-opening costs(e)	3,062	2,174	2,296	1,902	1,754
2013 additional operating week impact(f)	—	—	—	—	(661)
Tax Receivable Agreement liability adjustment(g)	(57,231)	—	—	—	—
Offering and exchange related expenses(h)	494	674	1,721	613	—
Adjusted EBITDA	$32,393	$33,306	$28,418	$21,038	$13,996

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-offs of leasehold improvements, furniture, fixtures or equipment.
(d)	One-time item related to the settlement of a legal matter.
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

(g)

In connection with the IPO that occurred in fiscal year 2014, we entered into a TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. This category includes adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level.

(h)

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

Overview

The Habit Burger Grill is a burger-centric, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade tuna cooked over an open flame. In addition, we feature fresh made-to-order salads and an appealing selection of sides, shakes and malts. The char-grilled preparation of our fresh burgers topped with caramelized onions and fresh produce has generated tremendous consumer response resulting in our burger being named the “best tasting burger in America” in July 2014 in a comprehensive survey conducted by one of America’s leading consumer magazines. We operate in the approximately $47 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and has historically gained market share from adjacent restaurant segments, resulting in significant growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 26, 2017, we had 209 locations, which includes 16 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 209 restaurants in 11 states, the United Arab Emirates and China as of December 26, 2017, including franchised/licensed locations (excluding seven licensed locations in Santa Barbara County, California). We opened 38 restaurants in 2017, consisting of 32 company-operated and six franchised/licensed locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During fiscal year 2017, 169,216 LLC Units were exchanged by the Continuing LLC Owners, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, during fiscal year 2017, 30,299 restricted stock units vested, 5,334 LLC Units were forfeited; and 5,334 shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 26, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,378,452 LLC Units, representing a 78.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

Tax Receivable Agreement

In connection with the IPO, we entered into the TRA. Under the TRA, we generally will be required to pay to the continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. and its subsidiaries generally will retain 15% of the applicable tax savings. The decrease in the TRA liability during the fiscal year ended December 26, 2017 is primarily due to a decrease in the U.S. corporate income tax rate to 21% effective in 2018 under the Tax Cuts and Jobs Act.

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

Franchise/License Revenue

Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We recognize franchise/license revenue when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise or licensed restaurant have commenced. The fees collected by us upon signing a franchise/license agreement are deferred until operations have commenced.

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2013, 2014, 2015, 2016 and 2017 there were

51, 68, 90, 114 and 142 company-operated restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items; and
•	overall economic trends, particularly those related to consumer spending.

The following table shows our quarterly comparable company-operated restaurant sales growth since 2013:

	Fiscal Year 2013				Fiscal Year 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%
Comparable Restaurants	39	45	47	51	56	60	66	68

	Fiscal Year 2015				Fiscal Year 2016				Fiscal Year 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%	0.9%	0.1%	(0.2)%	(1.0)%
Comparable Restaurants	72	81	86	90	97	107	113	114	119	128	137	142

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

Restaurant Development

The schedule below reflects the number of restaurants opened during a particular reporting period. In fiscal 2017 we closed one company-operated restaurant. Before we open new company-operated restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our company-operated restaurant base for the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

	Fiscal Year Ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2017	2016	2015	2014	2013
Company-operated restaurant base
Beginning of period	162	137	109	85	63
Openings	32	26	28	24	22
Closures	(1)	(1)	—	—	—
Restaurants at end of period	193	162	137	109	85
Franchised/licensed restaurants(1)
Beginning of period	10	5	1	—	—
Openings	6	5	4	1	—
Restaurants at end of period	16	10	5	1	—
Total restaurants
Beginning of period	172	142	110	85	63
Openings	38	31	32	25	22
Closures	(1)	(1)	—	—	—
Restaurants at end of period	209	172	142	110	85
Year-over-year growth
Total restaurants	21.5%	21.1%	29.1%	29.4%	34.9%

(1)	Does not include seven licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

Key Financial Definitions

Restaurant revenue. Restaurant revenue represents sales of food and beverages in company-operated restaurants and catering trucks, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.

Franchise/license revenue. Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We recognize franchise/license revenue when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise or licensed restaurant have commenced. The fees collected by us upon signing a franchise/license agreement are deferred until operations have commenced.

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

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level.

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

As of September of 2011, the Financial Accounting Standards Board issued an amendment of the FASB Accounting Standards Codification 350 that has been coined the ASC 350 Impairment Analysis – “Step 0”. Step 0 allows for an entity to first assess qualitative factors to determine whether it is necessary to perform further analysis. If determined necessary after the qualitative test, we would asses if an impairment charge is necessary by assessing if the carrying amount exceeds the reporting unit’s fair value.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $152,000 at December 26, 2017. However, we continue to not recognize interest expense for uncertain tax positions for the year ended December 26, 2017 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. We amended its LLC Agreement in May 2016, pursuant to which we processed exchange requests every other week, rather than weekly, effective in June 2016. We further amended its LLC Agreement in March 2017, pursuant to which we process exchange requests monthly, effective in May 2017.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of December 26, 2017, we recorded a liability of $81.8 million representing the payments due to the Continuing LLC Owners under the TRA. The decrease in the TRA liability during the fiscal year ended December 26, 2017 is primarily due to a decrease in the U.S. corporate income tax rate to 21% starting in 2018.

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

Results of Operations

Fiscal Year Ended December 26, 2017 Compared to Fiscal Year Ended December 27, 2016

The following table presents selected consolidated comparative results of operations for fiscal year ended December 26, 2017 compared to fiscal year ended December 27, 2016. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage or restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase
(amounts in thousands)	December 26, 2017		December 27, 2016		$	%
Revenue
Restaurant revenue	$330,230	99.6%	$282,819	99.7%	$47,411	16.8%
Franchise/license revenue	1,468	0.4%	991	0.3%	477	48.1%

Total revenue	331,698	100.0%	283,810	100.0%	47,888	16.9%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	101,683	30.8%	84,585	29.9%	17,098	20.2%
Labor and related expenses	110,785	33.5%	92,588	32.7%	18,197	19.7%
Occupancy and other operating expenses	56,796	17.2%	46,352	16.4%	10,444	22.5%
General and administrative expenses	32,559	9.8%	28,849	10.2%	3,710	12.9%
Exchange related expenses	494	0.1%	674	0.2%	(180)	-26.7%
Depreciation and amortization expense	18,761	5.7%	14,880	5.3%	3,881	26.1%
Pre-opening costs	3,062	0.9%	2,174	0.8%	888	40.8%
Loss on disposal of assets	81	0.0%	128	0.0%	(47)	-36.7%

Total operating expenses	324,221	97.7%	270,230	95.2%	53,991	20.0%

Income from operations	7,477	2.3%	13,580	4.8%	(6,103)	-44.9%
Other (income) expense
Tax Receivable Agreement liability adjustment	(57,231)	(17.3)%	—	0.0%	(57,231)	*
Interest expense, net	588	0.2%	634	0.2%	(46)	-7.3%
Income before income taxes	64,120	19.3%	12,946	4.6%	51,174	395.3%
Provision for income taxes	65,388	19.7%	3,646	1.3%	61,742	1693.4%

Net income (loss)	$(1,268)	(0.4)%	$9,300	3.3%	$(10,568)	-113.6%

*	Not Calculable

Restaurant revenue. Restaurant revenue increased $47.4 million, or 16.8%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to a $22.5 million increase in sales from new restaurants which were opened in fiscal year 2017 and a $25.1 million increase in sales from restaurants opened prior to fiscal year 2017 that did not fall into the comparable restaurant base. The increase in revenue was also due in part to increased revenue of $1.4 million for catering trucks in fiscal year 2017 as compared to fiscal year 2016. We had nine catering trucks operating by the end of fiscal year 2017 compared to seven catering trucks operating at the end of fiscal year 2016. Comparable restaurant sales decreased $0.2 million, or 0.1%, in fiscal year 2017 as compared to fiscal year 2016. The comparable restaurant sales decrease was primarily due to a decrease in traffic of 1.1% partially offset by an increase in average transaction amount of 1.0% in fiscal year 2017 as compared to fiscal year 2016. The restaurant revenue increase was also partially offset by a decrease in sales of $1.4 million due to the closure of one restaurant in July of fiscal year 2017 and the closure of one restaurant in December of fiscal year 2016.

Franchise/license revenue. Franchise/license revenue increased $477,000 for fiscal year 2017 compared to fiscal year 2016. The change was primarily due to increased royalty revenue of $362,000 in fiscal year 2017 as compared to fiscal year 2016, due to the increased number of franchised/licensed locations. There was also an increase in franchise fees recognized in fiscal year 2017 of $115,000 as we opened six franchised/licensed locations in fiscal year 2017 compared to five locations in fiscal year 2016, and we also recognized higher development fee revenue relating to our franchise agreements in fiscal year 2017 compared to fiscal year 2016.

Food and paper costs. Food and paper costs increased $17.1 million, or 20.2%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased to 30.8% in fiscal year 2017 from 29.9% in fiscal year 2016. This increase was primarily driven by increases in chicken, produce and beef costs in fiscal year 2017.

Labor and related expenses. Labor and related expenses increased $18.2 million, or 19.7%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.5% in fiscal year 2017 compared to 32.7% in fiscal year 2016. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $10.4 million, or 22.5%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 17.2% in fiscal year 2017 from 16.4% in fiscal year 2016 primarily due to higher rent costs, higher advertising costs and higher utilities expenses in fiscal year 2017. We expect to see higher rent costs to continue in fiscal 2018.

General and administrative expenses. General and administrative expenses increased $3.7 million, or 12.9%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.8% in fiscal year 2017 from 10.2% in fiscal year 2016.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.5 million for fiscal year 2017 as compared to $0.7 million for fiscal year 2016.

Depreciation and amortization expenses. Depreciation and amortization expense increased $3.9 million, or 26.1%, for fiscal year 2017 as compared to fiscal year 2016, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.7% for fiscal year 2017 compared to 5.3% in fiscal year 2016, primarily due to slightly higher average capital expenditures on our new restaurants.

Pre-opening costs. Pre-opening costs were $3.1 million for fiscal year 2017 as compared to $2.2 million for fiscal year 2016. We opened 32 new company-operated restaurants in fiscal year 2017 compared to 26 new company-operated restaurants that opened in fiscal year 2016. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased slightly to 0.9% in fiscal year 2017, from 0.8% in fiscal year 2016.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were a credit of $57.2 million for fiscal year 2017. This adjustment is primarily due to the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act which reduced the U.S. corporate income tax rate to 21% starting in 2018. There was no TRA expense in fiscal year 2016.

Interest expense, net. Interest expense, net decreased $46,000, or 7.3%, for fiscal year 2017 as compared to fiscal year 2016.

Provision for income taxes. Income tax expense was $65.4 million for fiscal year 2017 compared to $3.6 million for fiscal year 2016. In fiscal year 2017 we adjusted deferred tax assets in accordance with the new tax legislation which reduced the U.S. corporate income tax rate to 21% effective in 2018.

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

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase / (Decrease)
(amounts in thousands)	December 27, 2016		December 29, 2015		$	%
Revenue
Restaurant revenue	$282,819	99.7%	$230,258	99.9%	$52,561	22.8%
Franchise/license revenue	991	0.3%	344	0.1%	647	188.1%

Total revenue	283,810	100.0%	230,602	100.0%	53,208	23.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	84,585	29.9%	73,797	32.0%	10,788	14.6%
Labor and related expenses	92,588	32.7%	70,784	30.7%	21,804	30.8%
Occupancy and other operating expenses	46,352	16.4%	35,495	15.4%	10,857	30.6%
General and administrative expenses	28,849	10.2%	23,308	10.1%	5,541	23.8%
Offering related expenses	674	0.2%	1,721	0.7%	(1,047)	-60.8%
Depreciation and amortization expense	14,880	5.3%	11,312	4.9%	3,568	31.5%
Pre-opening costs	2,174	0.8%	2,296	1.0%	(122)	-5.3%
Loss on disposal of assets	128	0.0%	114	0.0%	14	12.3%

Total operating expenses	270,230	95.2%	218,827	94.9%	51,403	23.5%

Income from operations	13,580	4.8%	11,775	5.1%	1,805	15.3%
Other expenses
Interest expense, net	634	0.2%	451	0.2%	183	40.6%
Income before income taxes	12,946	4.6%	11,324	4.9%	1,622	14.3%
Provision for income taxes	3,646	1.3%	2,473	1.1%	1,173	47.4%

Net income	$9,300	3.3%	$8,851	3.8%	$449	5.1%

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

Offering and exchange related expenses. Offering related expenses were $0.7 million for fiscal year 2016 as compared to $1.7 million for fiscal year 2015. The expense in fiscal year 2016 was attributed to costs incurred for the exchange of LLC Units into shares of Class A common stock compared to the expense in fiscal year 2015, which was primarily due to costs associated with the follow-on offering of our Class A common stock that was completed in April 2015, and the proposed follow-on offering that was withdrawn in December 2015.

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

Pre-opening costs. Pre-opening costs were $2.2 million for fiscal year 2016 as compared to $2.3 million for fiscal year 2015. We opened 26 new company-operated restaurants in fiscal year 2016 compared to 28 new company-operated restaurants that opened in fiscal year 2015. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased slightly to 0.8% in fiscal year 2016, from 1.0% in fiscal year 2015.

Interest expense, net. Interest expense, net increased $183,000, or 40.6%, for fiscal year 2016 as compared to fiscal year 2015.

Provision for income taxes. Income tax expense was $3.6 million for fiscal year 2016 compared to $2.5 million for fiscal year 2015. The increase is primarily attributed to the higher net income attributable to The Habit Restaurants, Inc. in fiscal 2016.

Selected Quarterly Financial Data

The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2017 and 2016. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q17	2Q17	3Q17	4Q17	FY17
Total revenue	$78,636	$83,332	$84,639	$85,091	$331,698
Income from operations	4,206	2,753	420	97	7,477
Net income (loss)	2,747	1,713	453	(6,183)	(1,268)
Net income (loss) attributable to non- controlling interests	904	601	56	(22)	1,539
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,843	$1,112	$397	$(6,161)	$(2,807)
Basic income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.30)	$(0.14)
Diluted income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.30)	$(0.14)

	Fiscal Quarter(1)
	1Q16	2Q16	3Q16	4Q16	FY16
Total revenue	$66,957	$71,116	$71,885	$73,852	$283,810
Income from operations	4,527	3,809	2,494	2,750	13,580
Net income	3,395	2,496	1,446	1,964	9,300
Net income attributable to non- controlling interests	2,014	1,305	677	644	4,640
Net income attributable to The Habit Restaurants, Inc.	$1,381	$1,191	$769	$1,320	$4,660
Basic income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27
Diluted income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27

1)	Certain totals may not sum exactly due to rounding.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new stores, store remodels, store maintenance capital, store fixtures and ongoing infrastructure improvements. Historically, our main source of liquidity has been cash flows from operations.

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

As of December 26, 2017, we have commitments totaling $13.0 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

Historically, we have experienced increases in comparable restaurant sales, operating cash flows and had strong restaurant contribution margins. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends as was evidenced in our most recent fiscal year results.

We believe that expected cash flow from operations and our existing cash balance at December 26, 2017 are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at December 26, 2017 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2016 to fiscal year 2017 were comprised of a $12.4 million decrease in current assets and a $6.5 million increase in current liabilities. The decrease in current assets was primarily due to a $15.9 million decrease in cash primarily attributed to the increased spending on capital expenditures as we opened 32 company-operated restaurants this year and also the timing of payables and accrued expenses, partially offset by an increase in accounts receivable of $3.1 million due primarily to higher tenant allowance receivables which is attributed to the increased number of restaurant openings. The increase in current liabilities was primarily due to higher employee-related accruals of $1.1 million which were primarily due to the increased number of employees and the related increased labor and benefits costs and a $4.5 million increase in accounts payable and accrued expenses which is primarily due to the timing of payments.

	Fiscal Year Ended
	December 26,	December 27,	December 29,
(amounts in thousands)	2017	2016	2015
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$33,607	$34,003	$29,860
Net cash used in investing activities	(46,025)	(32,649)	(27,659)
Net cash used in financing activities	$(3,497)	$(4,153)	$(4,679)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities decreased by $0.4 million to $33.6 million for the fiscal year ended December 26, 2017 from $34.0 million for the fiscal year ended December 27, 2016. The decrease was primarily driven by lower restaurant contribution margins in fiscal year 2017.

This decrease in cash provided by operating activities for the fiscal year ended December 26, 2017 compared to the fiscal year ended December 27, 2016 was partially offset due to changes in accounts payable of $1.0 million which was primarily attributed to timing.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $13.4 million to $46.0 million for the fiscal year ended December 26, 2017 from $32.6 million for the fiscal year ended December 27, 2016. There were 32 new company-operated restaurants opened during the fiscal year ended December 26, 2017 compared to 26 new company-operated restaurants that opened during the fiscal year ended December 27, 2016. The increase was due to the increased number of restaurants opened in fiscal year 2017, which also included more drive-thru locations that tend to have higher construction costs. The increase was also attributed to capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.7 million to $3.5 million for the fiscal year ended December 26, 2017 from $4.2 million for the fiscal year ended December 27, 2016. This change was primarily due to a decrease in tax distributions to Continuing LLC Owners of $0.9 million in the current year, partially offset by increased financing fees on long-term debt of $0.3 million.

Net cash used in financing activities decreased by $0.5 million to $4.2 million for the fiscal year ended December 27, 2016 from $4.7 million for the fiscal year ended December 29, 2015. This change was primarily due to a decrease in tax distributions to Continuing LLC Owners of $2.5 million in the current year, partially offset by increased payments under the TRA of $2.0 million.

Credit Facility

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. We incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying consolidated statements of operations.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of December 26, 2017, we and The Habit Restaurants, LLC were in compliance with all covenants. As of December 26, 2017, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018 we executed an irrevocable standby letter of credit that expires on January 5, 2019 for $1.5 million related to our workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity or our existing $20 million Credit Facility with Bank of the West.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 26, 2017, as well as our long-term obligations:

	Total	2018	2019-2020	2021-2022	2023 and Thereafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations(2)	253,302	24,096	56,185	52,581	120,440
Deemed landlord financing(3)	9,532	1,093	2,042	2,036	4,361
Purchase obligations(4)	1,013	1,013	—	—	—
Total	$263,847	$26,202	$58,227	$54,617	$124,801

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. There were no borrowings on the facility as of December 26, 2017 and the unused portion of the facility does not accrue any fees as part of this agreement.

(2)	Includes minimum rental payments that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes principal and interest payments during the lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.
(4)	Includes short-term purchase commitments for cost of goods sold items.

Off-Balance Sheet Arrangements

As of December 26, 2017, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 26, 2017, we had no outstanding borrowings.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 26, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control, as of December 26, 2017, over financial reporting based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2017.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 26, 2017:

Name	Age	Position
Russell W. Bendel	63	Chief Executive Officer, President and Director
Ira Fils	52	Chief Financial Officer, Secretary and Director
Anthony Serritella	57	Chief Operating Officer
Peter Whitwell	58	Chief Quality Officer
Matthew Hood	48	Chief Marketing Officer
Douglas Branigan	59	Chief Development Officer
Christopher Reilly	55	Director
Allan Karp	63	Director
Ira Zecher	65	Director
A. William Allen III	58	Director
Joseph J. Kadow	61	Director

Executive Officer Biographies

Russell W. Bendel was appointed Chief Executive Officer and President of The Habit Restaurants, LLC in June 2008 and was appointed Chief Executive Officer and President of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, LLC since August 2008, and has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Bendel was President and Chief Operating Officer of The Cheesecake Factory. Beginning in June 2001, Mr. Bendel worked at Mimi’s Café as Chief Executive Officer and President. He currently serves as Director Emeritus of the California Restaurant Association, and on the board of advisors for the Collins School of Hospitality Management at California State Polytechnic University. He holds a Bachelor of Science degree in Hotel Administration from Florida International University. Because of his extensive experience in leadership positions in the restaurant industry, we believe Mr. Bendel is qualified to serve on our board of directors.

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

Douglas Branigan joined The Habit Restaurants, LLC in April 2017 as Chief Development Officer. Prior to joining The Habit, Mr. Branigan served as Chief Development Officer at Black Bear Diner, Inc. from 2015 until 2017 and as Vice President of Franchise Development and Operations from 2013 until 2015. Prior to joining Black Bear Diner, Mr. Branigan served as the Chief Operating Officer for Sprinkles Cupcakes from 2012 to 2013. Mr. Branigan served as Senior Vice President of Franchise Operations at Smashburger, LLC from 2009 to 2012. He has also worked in various operating roles at Mimi’s Café, Morton’s of Chicago and Chart House Enterprises. Mr. Branigan earned his Bachelor of Arts in history from Colorado State University.

Non-Executive Director Biographies

Christopher Reilly has served as a director of The Habit Restaurants, LLC since July 2007, and as a director of The Habit Restaurants, Inc. since July 2014. He is a founding partner of KarpReilly, LLC. Prior to KarpReilly, Mr. Reilly was a partner at Apax Partners, L.P. Prior to Apax Partners, Mr. Reilly was a Partner at Saunders, Karp & Megrue, LLC. Mr. Reilly currently serves on the boards of directors of a number of privately held companies. He is also Vice-Chairman of the board of trustees of Providence College. Mr. Reilly holds a B.S. from Providence College and an M.B.A. from New York University’s Leonard N. Stern School of Business. Because of Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience, we believe he is qualified to serve on our board of directors.

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

Joseph J. Kadow has served on our board of directors since September 2015. Mr. Kadow has served as Executive Vice President, Chief Legal Officer of Bloomin’ Brands, Inc. since 2005, and joined Bloomin’ Brands in 1994 as Vice President and General Counsel. Prior to that, he served as a partner in the Orlando, Florida office of the national law firm, Baker Hostetler LLP. Mr. Kadow is a past Chairman of the board of directors of the National Restaurant Association. Mr. Kadow received his Bachelor’s Degree in Accounting from the University of Scranton and his J.D. from the Dickinson School of Law at Pennsylvania State University. Because of his extensive restaurant industry experience, we believe Mr. Kadow is qualified to serve on our board of directors.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 26, 2017 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1.	Our Consolidated Financial Statements and Notes thereto are set forth starting on page F-1 of this Annual Report.
2.	Financial Statement Schedules: The following financial statement schedules are set forth starting on page F-31 of this Annual Report:
Schedule I – Condensed Financial Information of the Registrant

All other financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page F-1 of this Annual Report.

3.	The exhibits listed on the following Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

10.1	Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	S-1	333-202706	April 7, 2015	10.1

10.2	Tax Receivable Agreement	10-K	001-36749	March 12, 2015	10.2

10.3	2014 Omnibus Incentive Plan	10-K	001-36749	March 3, 2016	10.3

10.4	Form of Restricted Stock Award Agreement	8-K	001-36749	April 16, 2015	10.1

10.5	Form of Non-Statutory Stock Option Award Agreement	8-K	001-36749	April 16, 2015	10.2

10.6	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.7	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

10.8	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith
10.9	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.10	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Russell W. Bendel	8-K	001-36749	July 2, 2015	10.1

10.11	Amended and Restated Employment Agreement, dated July 1, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Ira Fils	8-K	001-36749	July 2, 2015	10.2

10.12	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Anthony Serritella	10-K	001-36749	March 3, 2016	10.12

10.13	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Peter Whitwell	10-K	001-36749	March 3, 2016	10.13

10.14	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement	10-K	001-36749	March 12, 2015	10.15

10.16	Recapitalization Agreement	10-K	001-36749	March 12, 2015	10.16

10.17	Form of Restricted Stock Unit Agreement under The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan	8-K	001-36749	April 15, 2016	10.1

10.18	Amendment No. 1 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	August 4, 2016	10.1

10.19	Amendment No. 2 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	May 4, 2017	10.1

10.20	Loan and Security Agreement between The Habit Restaurants, LLC and Bank of the West, dated August 2, 2017	10-Q	001-36749	August 3, 2017	10.1

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.21	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan					X

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

ITEM 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 1, 2018.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell W. Bendel
Russell W. Bendel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell W. Bendel Russell W. Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 1, 2018

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 1, 2018

/s/ Allan W. Karp Allan W. Karp	Director	March 1, 2018

/s/ Ira Zecher Ira Zecher	Director	March 1, 2018

/s/ A. William Allen III A. William Allen III	Director	March 1, 2018

/s/ Joseph J. Kadow Joseph J. Kadow	Director	March 1, 2018

THE HABIT RESTAURANTS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. (the “Company”) as of December 26, 2017 and December 27, 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). Our audits also included the financial statement schedules listed in Item 15. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 26, 2017 and December 27, 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 1, 2018

We have served as the Company’s auditor since 2007.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 26,	December 27,
	2017	2016
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$28,277	$44,192
Accounts receivable	8,278	5,145
Inventory	1,733	1,519
Prepaid expenses and other current assets	1,845	1,672
Total current assets	40,133	52,528
Property and equipment, net	139,956	102,857
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,395	2,907
Deferred tax assets	86,173	149,607
Total long-term assets	251,991	277,838
Total assets	$292,124	$330,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$12,976	$9,734
Employee-related accruals	7,464	6,359
Accrued expenses	6,908	5,608
Income tax payable	153	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,908	2,014
Sales taxes payable	2,750	2,314
Deferred rent, current portion	1,283	769
Deferred franchise income, current portion	160	170
Total current liabilities	33,602	27,135
Deferred rent, net of current portion	19,043	14,465
Deemed landlord financing	13,700	6,036
Deferred franchise income, net of current portion	1,331	1,250
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	79,853	137,593
Total liabilities	147,529	186,479
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,378,452 shares issued and outstanding at December 26, 2017 and 20,178,937 shares issued and outstanding at December 27, 2016.	204	202
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,646,572 shares issued and outstanding at December 26, 2017 and 5,821,122 shares issued and outstanding at December 27, 2016.	56	58
Additional paid-in capital	113,475	110,056
Retained earnings	4,590	7,397
The Habit Restaurants, Inc. stockholders’ equity	118,325	117,713
Non-controlling interests	26,270	26,174
Total stockholders’ equity	144,595	143,887
Total liabilities and stockholders’ equity	$292,124	$330,366

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
(amounts in thousands except share and per share data)
Revenue	$331,698	$283,810	$230,602
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	101,683	84,585	73,797
Labor and related expenses	110,785	92,588	70,784
Occupancy and other operating expenses	56,796	46,352	35,495
General and administrative expenses	32,559	28,849	23,308
Offering and exchange related expenses	494	674	1,721
Depreciation and amortization expense	18,761	14,880	11,312
Pre-opening costs	3,062	2,174	2,296
Loss on disposal of assets	81	128	114
Total operating expenses	324,221	270,230	218,827
Income from operations	7,477	13,580	11,775
Other (income) expense
Tax Receivable Agreement liability adjustment	(57,231)	—	—
Interest expense, net	588	634	451
Income before income taxes	64,120	12,946	11,324
Provision for income taxes	65,388	3,646	2,473
Net income (loss)	(1,268)	9,300	8,851
Less: net income attributable to non-controlling interests	(1,539)	(4,640)	(6,082)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(2,807)	$4,660	$2,769
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$(0.14)	$0.27	$0.22
Diluted	$(0.14)	$0.27	$0.22
Weighted average shares of Class A common stock outstanding:
Basic	20,285,780	17,139,777	12,445,138
Diluted	20,285,780	17,148,466	12,451,962

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings (deficit)	Non-controlling Interests	Total
Balance at December 30, 2014	8,974,550	$90	17,028,204	$170	$41,248	$(32)	$75,481	$116,957
Net income	—	—	—	—	—	2,769	6,082	8,851
Deferred tax assets	—	—	—	—	9,547	—	—	9,547
Tax distributions	—	—	—	—	—	—	(4,354)	(4,354)
Other distributions	—	—	—	—	—	—	(269)	(269)
Follow-on offering	4,785,204	48	(4,785,204)	(48)	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	21,946	—	(21,946)	—
Forfeiture of Class B common stock	—	—	(1,518)	—	—	—	—	—
Stock-based compensation	—	—	—	—	386	—	814	1,200
Stockholders’ equity at December 29, 2015	13,759,754	138	12,241,482	122	73,127	2,737	55,808	131,932
Net income	—	—	—	—	—	4,660	4,640	9,300
Deferred tax assets	—	—	—	—	2,862	—	—	2,862
Tax distributions	—	—	—	—	—	—	(1,850)	(1,850)
Other distributions	—	—	—	—	—	—	(227)	(227)
Exchanges	6,408,650	64	(6,408,650)	(64)	—	—	—	—
Restricted stock units vested	10,533	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	32,956	—	(32,956)	—
Forfeiture of Class B common stock	—	—	(11,710)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,111	—	759	1,870
Stockholders’ equity at December 27, 2016	20,178,937	202	5,821,122	58	110,056	7,397	26,174	143,887
Net income (loss)	—	—	—	—	—	(2,807)	1,539	(1,268)
Deferred tax assets	—	—	—	—	568	—	—	568
Tax distributions	—	—	—	—	—	—	(920)	(920)
Other distributions	—	—	—	—	—	—	(190)	(190)
Exchanges	169,216	2	(169,216)	(2)	—	—	—	—
Restricted stock units vested	30,299	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,013	—	(1,013)	—
Forfeiture of Class B common stock	—	—	(5,334)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,838	—	680	2,518
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,590	$26,270	$144,595

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,268)	$9,300	$8,851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	18,761	14,880	11,312
Amortization of financing fees	53	42	42
Stock-based compensation	2,518	1,870	1,200
Tax Receivable Agreement liability adjustment	(57,231)	—	—
Loss on disposal of assets	81	128	114
Deferred income taxes	65,388	3,645	2,463
Deferred rent	485	125	338
Changes in assets and liabilities:
Accounts receivable	1,484	1,856	1,983
Inventory	(214)	(396)	(214)
Prepaid expenses	(190)	(254)	(295)
Deposits and other assets	(276)	(561)	(978)
Accounts payable	1,517	490	1,823
Employee-related accruals	1,104	1,277	1,465
Accrued expenses	960	1,300	1,448
Income taxes payable	(1)	31	(103)
Sales taxes payable	436	270	411
Net cash provided by operating activities	33,607	34,003	29,860
Cash flows from investing activities:
Purchase of property and equipment	(46,037)	(32,649)	(27,659)
Proceeds on sale of assets	12	—	—
Net cash used in investing activities	(46,025)	(32,649)	(27,659)
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(2,040)	(2,003)	(13)
Tax distributions to LLC members	(920)	(1,850)	(4,354)
Other distributions to LLC members	(190)	(227)	(269)
Payments on deemed landlord financing	(82)	(73)	(43)
Financing fees on long-term debt	(265)	—	—
Net cash used in financing activities	(3,497)	(4,153)	(4,679)
Net change in cash and cash equivalents	(15,915)	(2,799)	(2,478)
Cash and cash equivalents, beginning of period	44,192	46,991	49,469
Cash and cash equivalents, end of period	$28,277	$44,192	$46,991
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$890	$661	$416
Cash paid for income taxes, net	$1	$(31)	$103
NON-CASH FINANCING
Deemed landlord financing	$7,746	$3,672	$—
Unpaid purchase of property and equipment	$4,063	$1,917	$1,907

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

During fiscal year 2017, 169,216 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges, for shares of Class A common stock. In addition, during fiscal year 2017, 30,299 restricted stock units vested, 5,334 LLC Units were forfeited; and 5,334 shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 26, 2017, The Habit Restaurants, Inc. directly or indirectly held 20,378,452 LLC Units, representing a 78.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and managed and operated 193 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Pennsylvania and Maryland and had a total workforce of 5,358 employees as of December 26, 2017. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into three licensing and six franchise agreements through the period ended December 26, 2017. The Company has three licensed locations and 13 franchise locations as of December 26, 2017.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52 or 53 week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal years 2017, 2016 and 2015, which ended on December 26, 2017, December 27, 2016 and December 29, 2015, respectively, were 52-week fiscal years.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company had no operations prior to the IPO, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 26, 2017, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

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

Inventory—Inventory consists of food, beverage, and paper goods and is stated at the lower of average cost or net realizable value.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 26, 2017, the Company maintained approximately $7 million of its day-to-day operating cash balances with a major financial institution, of which $0.2 million represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $21 million is invested with a major financial institution and consists entirely of U.S. Treasury instruments with a maturity of one month or less at the date of purchase. At December 26, 2017 and December 27, 2016 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Purchasing concentration—The Company transitioned from a primary vendor arrangement with one distributor to four new distributors covering different markets in fiscal year 2017. One of those distributors accounted for 30% of purchases for the fiscal year 2017. This vendor represented approximately 59% of accounts payable at December 26, 2017. The previous vendor accounted for 46% of purchases and 74% of accounts payable for the year ended December 27, 2016.

The Company believes there are other available alternatives to the current vendors; however, the philosophy of the Company is to concentrate its purchases over a limited number of distributors in order to maintain quality, consistency, delivery requirements and cost controls and to increase the distributor’s commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers; however, management believes sufficient alternative suppliers exist in the marketplace.

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

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an AROs liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s AROs is $176,000 and $147,000 at December 26, 2017 and December 27, 2016, respectively.

Revenue recognition—The Company recognizes revenue when products are delivered to the customers or meals are served. Revenue recognized excludes sales taxes.

Franchise fee revenue—Franchise fee revenue consists of fees charged to franchise owners who enter into a franchise agreement with the Company. Amounts received from the sales of franchise licenses are deferred until all material contractual services or conditions relating to the sale of the franchise licenses have been substantially performed by the Company. The commencement of operations by the franchisee is presumed to be the earliest point at which substantial performance has occurred, unless it can be demonstrated that substantial performance of all franchisor obligations has occurred before that time. The fees collected by the Company upon signing a franchise agreement are deferred until operations have commenced. There was franchise fee revenue of $170,000, $125,000 and $100,000 recognized in fiscal years 2017, 2016 and 2015, respectively.

Royalty revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. There was royalty revenue of $913,000, $551,000 and $197,000 recognized in fiscal years 2017, 2016 and 2015, respectively.

Franchise area development fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. There were franchise area development fees of $290,000, $220,000 and $20,000 recognized in fiscal years 2017, 2016 and 2015, respectively.

Sales tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net sales in the consolidated statements of operations. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift certificates and gift cards—Revenue related to the sale of gift certificates and gift cards is deferred until the gift certificate or gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift certificates and gift cards were $1,766,000 and $1,513,000 at December 26, 2017 and December 27, 2016, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets. Gift certificates and gift cards do not carry an expiration date; therefore, customers can redeem their gift certificates and gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A certain amount of gift certificates and gift cards will not be redeemed and may become breakage income or may need to be refunded to the various states. To date, the Company has not recognized breakage income of gift certificates and gift cards or refunded any amounts to the various states.

Advertising costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $3,242,000, $1,833,000 and $1,300,000 for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively, and is included in operating, pre-opening and general and administrative expenses in the consolidated statements of operations.

Pre-opening costs—Pre-opening costs are costs incurred in connection with the hiring and training of personnel, as well as occupancy, which can include the amortization of deferred rent and tenant improvement allowances, and other operating expenses during the build-out period of new restaurant openings. Pre-opening costs are expensed as incurred.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company has an uncertain tax liability of $152,000 at December 26, 2017. However, the Company continues to not recognize interest expense for uncertain tax positions for the year ended December 26, 2017 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

The Company accounts for provisional amounts as allowed under Staff Accounting Bulletin No. 118 (SAB 118) for certain tax items related to the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, enacted on December 22, 2017.  SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The Company has determined a reasonable estimate related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting additional income tax expense of $64,022,000 as a result of the Tax Cuts and Jobs Act. This increase in tax expense is comprised of $40,933,000 of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $23,089,000 of additional tax expense related to the other income recognized from the change in the TRA liability as a result of the reduction in the corporate tax rate. The provisional amount could be impacted by the Company’s reassessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of commissions and performance based compensation in determining the excessive compensation limitation. A reasonable estimate cannot be made at this time with respect to the limitation on future entertainment and certain employee fringe benefits in accordance with the enactment of the Tax Cuts and Jobs Act.  The Company requires additional time to analyze the impacts of the legislative change.  The limitation could potentially change the timing of future TRA payments.  Other significant provisions that are not yet effective but may impact income taxes in future years include: a limitation of net operating losses generated after fiscal 2017 to 80% of taxable income, 100% bonus depreciation for qualified assets, and limitation on entertainment and certain employee fringe benefits.

Non-controlling Interest—The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of December 26, 2017, the non-controlling interest was 21.7%.

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

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to the Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for fiscal years 2017, 2016 and 2015:

	Fiscal Years Ended
	December 26,	December 27,	December 29,
(amounts in thousands, except share and per share data)	2017	2016	2015
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$(1,268)	$9,300	$8,851
Less: net income attributable to non-controlling interests	$(1,539)	$(4,640)	$(6,082)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(2,807)	$4,660	$2,769

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,285,780	17,139,777	12,445,138
Diluted	20,285,780	17,148,466	12,451,962
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$(0.14)	$0.27	$0.22
Diluted	$(0.14)	$0.27	$0.22
Below is a reconciliation of basic and diluted share counts
Basic	20,285,780	17,139,777	12,445,138
Dilutive effect of stock options and restricted stock units	—	8,689	6,824
Diluted	20,285,780	17,148,466	12,451,962

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,646,572 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of December 26, 2017, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,296,513, 670,111, and 230,113 had been granted as of December 26, 2017, December 27, 2016 and December 29, 2015, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 56,782, 1,070 and 757 shares have been excluded from the diluted EPS for fiscal years 2017, 2016 and 2015, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases. The Company’s operating lease obligations as of December 26, 2017 were approximately $253.3 million. The discounted minimum remaining operating lease obligations will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is using their current lease software, which has been enhanced to account for ASC 842, and is continuing the process of validating occupancy information in preparation for retrospective reporting, disclosure and audit for this standard update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company will adopt this ASU on December 27, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, the Company has decided to use the full retrospective method upon adoption. The Company has determined that the standard will not impact recognition of revenue from company-operated restaurants or royalty revenue from franchisees and licensees, but will have an impact on the recognition of initial franchise and license fees. The Company has evaluated this standard and has concluded the adoption of this standard on recognition of revenue from franchise and license agreements will result in a decrease in revenue of $0.3 million and $0.1 million for fiscal years ended December 26, 2017 and December 27, 2016, respectively, with a corresponding increase of deferred franchise income on the consolidated balance sheets, and a decrease in basic and diluted earnings per share of $0.02 and $0.01 for fiscal years ended December 26, 2017 and December 27, 2016, respectively.

Recently Adopted Accounting Pronouncements— In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. This update applies to entities that change the terms or conditions of a share-based payment award. This update will provide clarity and reduce (i) the diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The Company has early adopted this standard and determined there is no impact on its consolidated financial statements.

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

Note 3—Non-controlling Interests

Pursuant to the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of the Company (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration. At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. The Company amended its LLC Agreement in May 2016, pursuant to which the Company processed exchange requests every other week, rather than weekly, effective in June 2016. The Company further amended its LLC Agreement in March 2017, pursuant to which the Company processes exchange request monthly, effective in May 2017.

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. Prior to the completion of the IPO, all earnings or losses were attributed to the Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-

controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of December 26, 2017, which was 21.7%. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal year 2017 was $1.0 million. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
Income before income taxes and Tax Receivable Agreement liability adjustment(1)	$6,921	$12,946	$11,324
Weighted average non-controlling interests ownership percentage	22.2%	35.8%	53.7%
Net income attributable to non-controlling interests	$1,539	$4,640	$6,082

(1)

Tax Receivable Agreement liability adjustment also includes interest expense related to payments made under the TRA. These amounts are included in the Tax Receivable Agreement liability adjustment and interest expense, net lines in the consolidated statements of operations.

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at December 26, 2017 and December 27, 2016 was approximately $21 million and $32 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 26,	December 27,
	2017	2016
Leasehold improvements	$96,318	$73,112
Equipment	53,563	39,132
Furniture and fixtures	24,702	21,056
Buildings under deemed landlord financing	13,966	6,221
Smallwares	1,899	1,483
Vehicles	2,209	1,669
Construction in progress	13,700	8,863
	206,357	151,536
Less: Accumulated depreciation and amortization	(66,401)	(48,679)
	$139,956	$102,857

Depreciation expense was $18,761,000, $14,880,000 and $11,312,000 for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of 25 buildings and 14 buildings under deemed landlord financing as of December 26, 2017 and December 27, 2016, respectively, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. See Note 8—Commitments and Contingencies for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and other costs related to the new restaurants were $2.0 million, $1.5 million and $1.3 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

Note 6—Income Taxes

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. In the case of The Habit Restaurants, Inc. a 52/53 week filer, the taxable year is deemed to begin on the first day of the calendar month nearest to the first day of the 52/53 week taxable year, and is deemed to end or close on the last day of the calendar month nearest to the last day of the 52/53 week taxable year. As such, January 1, 2018 would be the first day of the taxable year for purposes of applying the effective date of the new tax legislation for provisions which are applicable to tax years beginning after December 31, 2017.  New tax legislation provisions that are applicable for the tax year ended December 31, 2017 have been accounted for within the current period ended December 26, 2017.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

The Company has determined a reasonable estimate related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting additional income tax expense of $64,022,000 as a result of the Tax Cuts and Jobs Act. This increase in tax expense is comprised of $40,933,000 of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $23,089,000 of additional tax expense related to the other income recognized from the change in the TRA liability as a result of the reduction in the corporate tax rate. The Company has also determined the impact of the new 21% rate to the tax receivable agreement liability as discussed below under Tax Receivable Agreement. The provisional amount could be impacted by the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of commissions and performance based compensation in determining the excessive compensation limitation. A reasonable estimate cannot yet be made with respect to the limitation on future entertainment and certain employee fringe benefits in accordance with the enactment of the Tax Cuts and Jobs Act.  The Company requires additional time to analyze the impacts of the legislative change.  The limitation could potentially change the timing of future TRA payments.

Other significant provisions that are not yet effective but may impact income taxes in future years include: a limitation of net operating losses generated after fiscal 2017 to 80% of taxable income, 100% bonus depreciation for qualified assets, and limitation on entertainment and certain employee fringe benefits.

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is all domestic and is as follows (in thousands):

	Fiscal Year Ended
	2017	2016	2015
Income before provision for income taxes	$64,120	$12,946	$11,324

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2017	2016	2015
Current
Federal	$—	$—	$—
State and local	8	7	10
Total current expense	$8	$7	$10
Deferred expense
Federal	$58,778	$3,019	$1,919
State and local	6,602	620	544
Total deferred expense	$65,380	$3,639	$2,463
Provision for income taxes	$65,388	$3,646	$2,473

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

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

	Fiscal Year Ended
	2017	2016	2015
U.S. statutory tax rate	35.0%	34.0%	34.0%
State and local taxes, net of federal effect	4.8%	4.7%	3.2%
Permanent differences	0.4%	2.8%	2.5%
Remeasurement of deferred tax assets in connection with federal rate changes	(6.8)%	—	—
Remeasurement of deferred tax assets in connection with state rate changes	5.7%	—	—
Hiring credits	(0.1)%	(1.0)%	—
Remeasurement of deferred tax assets in connection with the enactment of the Tax Cuts and Jobs Act	75.5%	—	—
Remeasurement of liabilities under Tax Receivable Agreement with the enactment of the Tax Cuts and Jobs Act	(11.7)%	—	—
Income passed through to non-controlling interests	(0.8)%	(12.3)%	(17.9)%
Effective tax rate	102.0%	28.2%	21.8%

During the quarter ended September 26, 2017, the Company had remeasured its deferred tax assets and liabilities based upon the enacted tax rates expected to apply to taxable income when the assets and liabilities were expected to be recovered or settled. The net impact of the remeasurement resulted in a reduction from federal of 6.8% and an increase of 5.7% from state. The effective tax rate also includes a 63.8% increase related to the remeasurement of the Company’s deferred tax asset as of December 22, 2017, the enactment date of the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act which reduced the U.S. corporate income tax rate to 21%. The impact of the remeasurement of the deferred tax assets from 35% to 21% does not have a cash flow impact on the Company’s 2018 earnings. The Company has made reasonable estimates based upon SAB 118 guidance as further discussed above in the Effects of Tax Cuts and Jobs Acts. The effective tax rate also includes a rate benefit attributable to the fact that The Habit Restaurants, LLC operates as a limited liability company that is treated as a partnership for federal and state income tax purposes and is not itself subject to federal and state income tax. Accordingly, the portion of The Habit Restaurants, LLC earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The effective tax rate would reflect a rate of 42.5%, 41.2% and 43.2% for fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively, if all of the income was taxed at The Habit Restaurants, Inc. and the impact of transaction costs, discrete items, reduced corporate tax rate due to tax law change and the non-controlling interests was disregarded.

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

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 26, 2017	December 27, 2016
Deferred tax assets
Deferred income	$2,689	$2,934
Deferred rent	1,537	1,649
Tax Receivable Agreement - imputed interest	4,853	11,075
Tax goodwill and intangibles	75,765	137,548
Net operating losses	7,487	5,592
Other	2,606	2,401
Total deferred tax assets	94,937	161,199
Deferred tax liabilities
Property and equipment	(8,096)	(10,641)
Prepaids	(155)	(178)
Other	(513)	(773)
Total deferred tax liabilities	(8,764)	(11,592)
Net deferred tax assets	$86,173	$149,607

The net decrease in deferred tax assets was primarily due to a reduction in the U.S. corporate income tax rate partially offset by an increase in the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the secondary offering and the exchanges are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the accompanying consolidated balance sheets. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 26, 2017, the Company had federal, California and other state net operating loss carry forwards of $29,211,000, $17,717,000, and $3,437,000, respectively. The federal net operating loss carry forwards will begin to expire in 2032 and the California and other states net operating loss carry forwards will begin to expire in 2036.

Included in the balance of unrecognized tax benefits as of December 26, 2017 and December 27, 2016 are $152,000 and $167,000, respectively, of tax benefits, which if recognized, would affect the effective tax rate. The change in the balance of unrecognized tax benefits for fiscal year 2017 was due to statue expiration. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 26, 2017 and December 27, 2016 as the Company believes the amounts would be immaterial.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, Inc. will file its Federal income tax return by October 15, 2018. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. With respect to U.S. federal and state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for three to four years after filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with the Company, except with respect to certain actual or imputed interest amounts payable under the TRA. In December 2017, the Company made TRA payments, including accrued interest, of $2,040,000 to related parties.

As of December 26, 2017, the Company recorded a liability of $81,761,000, representing the payments due to the Continuing LLC Owners under the TRA. The decrease in the TRA liability during the fiscal year ended December 26, 2017 is primarily due to a decrease in the U.S. corporate income tax rate to 21% starting in 2018.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments resulted in other income of $57,231,000 for fiscal year 2017 and are reflected in the consolidated statements of operations. This adjustment is primarily attributed to the new U.S. corporate income tax rate effective in 2018 under the Tax Cuts and Jobs Act. The change in effective tax rate is expected to impact future cash flows of the Company as the amount of realized tax savings will be lower than previous years. There was no TRA adjustment in the prior year.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal year 2017 due to changes of the deferred tax assets associated with the tax basis increase was $0.6 million.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20,000,000 credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $265,000 in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying consolidated statements of operations. As of December 26, 2017, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly

Interest expense for the Credit Facility and prior credit facilities amounted to $102,000, $130,000 and $130,000 for fiscal year ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively, and consisted of amortization of deferred financing fees and unused commitment fees from the prior credit facility.

On January 4, 2018 the Company executed an irrevocable standby letter of credit that expires on January 5, 2019 for $1,500,000 related to the Company’s workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity or our existing $20,000,000 Credit Facility with Bank of the West.

At December 26, 2017, the principal and interest payments of the Company’s deemed landlord financing (see Note 8) are as follows: (in thousands)

Deemed
Landlord
Fiscal year end	Financing
2018	$1,093
2019	1,055
2020	987
2021	991
2022	1,045
Thereafter	4,361
$9,532

Note 8—Commitments and Contingencies

Leases—The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases with remaining terms ranging from one to 20 years with renewal options ranging from five to 20 years. The restaurants’ leases generally include land and buildings, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Total rent expense was $19,847,000, $15,709,000 and $12,249,000 for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively, and is included in occupancy and other operating expenses and pre-opening costs. Included in rent expense was $803,000, $774,000 and $764,000 for contingent rentals, which are payable on the basis of the percentage of sales in excess of base rent amounts, for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

In some cases, the asset the Company will lease requires construction to ready the space for its intended use, and in certain cases, the Company has involvement with the construction of leased assets. The construction period begins when the Company takes control of the related leased space and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, the Company must consider the nature and extent of its involvement during the construction period, and in some cases, its involvement results in it being considered the accounting owner of the construction project. Primarily, such involvement results in the Company being considered the accounting owner in cases where the Company leases a “cold shell.” By completing the construction of key structural components of a leased building, the Company is deemed to have participated in the construction of the landlord asset. In such cases, the Company capitalizes the landlord’s construction costs, including the value of costs incurred up to the date the Company takes control of the leased space (e.g., the building “shell”) and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, the Company is required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if the Company can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, the Company maintains various forms of “continuing involvement” in the property, thereby precluding it from derecognizing the asset and associated financing obligations following the construction completion. In those cases, the Company will continue to account for the landlord’s asset as if the Company is the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted the Company would be required to account for the lease as either operating or capital in accordance with ASC 840. As of December 26, 2017 and December 27, 2016 the Company has not derecognized any landlord assets or associated financing obligations. The Company determined that it was the accounting owner of a total of 25 and 14 leased buildings as a result of the application of build-to-suit lease accounting as of December 26, 2017 and December 27, 2016, respectively.

The aggregate future minimum lease payments under non-cancelable operating leases are approximately: (in thousands)

		Deemed
	Operating	Landlord
Fiscal year end	Leases	Leases
2018	$22,364	$1,732
2019	26,506	1,702
2020	26,301	1,676
2021	25,783	1,639
2022	23,555	1,604
Thereafter	113,974	6,466
	$238,483	$14,819

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2018 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 26, 2017, the Company had approximately $13.0 million in such commitments related to new restaurants.

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

Note 9—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $128,000, $126,000 and $87,000 for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

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

	December 26,	December 27,	December 29,
	2017	2016	2015
Stock-based compensation expense	$2,518	$1,870	$1,200

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 30, 2014	16,666	$18.00	9.9	$261,323
Granted	159,021	$31.54
Forfeited	(1,000)	$32.32
Exercised	—
Outstanding and expected to vest at December 29, 2015	174,687	$30.25	9.3	$—
Granted	332,995	$18.29
Forfeited	(16,242)	$24.37
Exercised	—
Outstanding and expected to vest at December 27, 2016	491,440	$22.69	9.1	$—
Granted	485,491	$16.13
Forfeited	(15,263)	$20.99
Exercised	—
Outstanding and expected to vest at December 26, 2017	961,668	$19.41	8.6	$—

Exercisable at December 26, 2017	139,754	$24.15	7.7	$—

	Fiscal Year Ended
Disclosure Information	2017	2016	2015
Weighted average fair value of options granted	$4.30	$5.45	$7.63
Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	1.92%	1.37%	1.37%
Weighted average volatility	28.8%	31.2%	31.7%
Forfeiture rate	12.4%	7.4%	5.2%
Expected term (years)	5.5	5.5	5.5

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted during 2017 was based on a representative peer group within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014 and multiplying this result by the related number of options outstanding and expected to vest at December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014 and exercisable at December 26, 2017. The fair values of the common stock used in the above calculations were $9.50 per share, $17.85 per share, $23.78 per share and $33.68 per share, the closing prices of the Company’s common stock on December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014, respectively, the last trading day of each fiscal year.

There was approximately $3.6 million of total unrecognized compensation costs related to options granted under the Plan as of December 26, 2017. That cost is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for fiscal years 2017, 2016 and 2015 is as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 30, 2014	—
Granted	54,426	$31.80
Forfeited	(500)	$32.32
Vested	—
Outstanding and expected to vest at December 29, 2015	53,926	$31.79	9.4	$1,282,360
Granted	107,003	$18.17
Forfeited	(5,349)	$24.39
Vested	(10,533)	$31.87
Outstanding and expected to vest at December 27, 2016	145,047	$22.38	9.0	$2,589,089
Granted	140,911	$15.81
Forfeited	(5,107)	$19.21
Vested	(30,299)	$23.08
Outstanding and expected to vest at December 26, 2017	250,552	$18.66	8.7	$2,380,244

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at December 26, 2017, December 27, 2016 and December 29, 2015, by the estimated fair value of the common stock as of December 26, 2017, December 27, 2016 and December 29, 2015. The estimated fair value of the common stock as of December 26, 2017, December 27, 2016 and December 29, 2015 used in the above calculation was $9.50, $17.85 and $23.78 per share, the closing prices of the Company’s common stock on December 26, 2017, December 27, 2016 and December 29, 2015, respectively, the last trading day of the fiscal year.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 26, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.7 million. That cost is expected to be recognized over a weighted average period of 3.5 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of December 26, 2017 there was approximately $0.9 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 1.4 years.

Note 11—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 10—Management

Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $1,110,000, $2,077,000 and $4,623,000 were declared and paid for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively. Members of The Habit Restaurants, LLC who held unvested units will not receive their portion of the 2014 distribution until the units vest. Distributions of $190,000, $227,000 and $269,000 on such amounts were paid as of December 26, 2017, December 27, 2016 and December 29, 2015, respectively, and are included in the distributions above. The amount of the unpaid distribution as of December 26, 2017 amounted to $286,000. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested will continue to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. Pursuant to and subject to the terms of the Limited Liability Company Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners have the right to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At any time that an effective registration statement is on file with the Securities and Exchange Commission (“SEC”) with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent.

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

Note 13—Quarterly Financial Reporting

(Unaudited)

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q17	2Q17	3Q17	4Q17	FY17
Total revenue	$78,636	$83,332	$84,639	$85,091	$331,698
Income from operations	4,206	2,753	420	97	7,477
Net income (loss)	2,747	1,713	453	(6,183)	(1,268)
Net income (loss) attributable to non- controlling interests	904	601	56	(22)	1,539
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,843	$1,112	$397	$(6,161)	$(2,807)
Basic income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.30)	$(0.14)
Diluted income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.30)	$(0.14)

	Fiscal Quarter(1)
	1Q16	2Q16	3Q16	4Q16	FY16
Total revenue	$66,957	$71,116	$71,885	$73,852	$283,810
Income from operations	4,527	3,809	2,494	2,750	13,580
Net income	3,395	2,496	1,446	1,964	9,300
Net income attributable to non- controlling interests	2,014	1,305	677	644	4,640
Net income attributable to The Habit Restaurants, Inc.	$1,381	$1,191	$769	$1,320	$4,660
Basic income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27
Diluted income per share of Class A common stock	$0.10	$0.07	$0.04	$0.07	$0.27

1)	Certain totals may not sum exactly due to rounding.

Schedule I:	Condensed Financial Information of Registrant

THE HABIT RESTAURANTS, INC.

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

	December 26,	December 27,
	2017	2016
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$6,543	$6,219
Prepaid expenses and other current assets	—	6
Total current assets	6,543	6,225

Deferred tax assets	86,173	149,607
Investment in subsidiaries	119,073	109,961
Total long-term assets	205,246	259,568
Total assets	$211,789	$265,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses	11,550	8,306
Income tax payable	153	167
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,908	2,014
Total current liabilities	13,611	10,487
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	79,853	137,593
Total liabilities	93,464	148,080
Commitments and contingencies (Note 3)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,378,452 shares issued and outstanding at December 26, 2017 and 20,178,937 shares issued and outstanding at December 27, 2016.	204	202
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,646,572 shares issued and outstanding at December 26, 2017 and 5,821,122 shares issued and outstanding at December 27, 2016.	56	58
Additional paid-in capital	113,475	110,056
Retained earnings	4,590	7,397
Total stockholders’ equity	118,325	117,713
Total liabilities and stockholders’ equity	$211,789	$265,793

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
(amounts in thousands)
Intercompany revenue	$320	$346	$479
Operating expenses
General and administrative expenses	320	346	479
Total operating expenses	320	346	479
Operating income	—	—	—
Other (income) expense
Equity in net income of subsidiaries	(5,361)	(8,320)	(5,242)
Tax Receivable Agreement liability adjustment	(57,231)	—	—
Interest expense, net	11	14	—
Income before income taxes	62,581	8,306	5,242
Provision for income taxes	65,388	3,646	2,473
Net income (loss)	$(2,807)	$4,660	$2,769

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,807)	$4,660	$2,769
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax Receivable Agreement liability adjustment	(57,231)	—	—
Deferred income taxes	65,388	3,645	2,473
Equity in net income of subsidiaries	(5,361)	(8,320)	(5,242)
Changes in assets and liabilities:
Accrued expenses	34	(15)	(362)
Income taxes payable	(1)	31	(103)
Net cash provided by (used in) operating activities	22	1	(465)
Cash flows from investing activities:
Capital contribution in subsidiary	(900)	—	—
Net cash used in investing activities	(900)	—	—
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(2,040)	(2,003)	(13)
Tax distributions to LLC members	3,242	4,339	3,950
Net cash provided by financing activities	1,202	2,336	3,937
Net change in cash and cash equivalents	324	2,337	3,472
Cash and cash equivalents, beginning of period	6,219	3,882	410
Cash and cash equivalents, end of period	$6,543	$6,219	$3,882
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$33	$16	$—
Cash paid for income taxes, net	$1	$(31)	$103

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY)

Note 1—Organization

The Habit Restaurants, Inc. (the "Company") was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. On November 25, 2014, the Company completed the IPO of 5,750,000 shares of Class A common stock at a price to the public of $18.00 per share, raising net proceeds of $96.3 million after underwriting discounts and commissions but before expenses. The net proceeds were used to purchase, directly and indirectly, economic, non-voting interest in The Habit Restaurants, LLC (the "LLC Units") from The Habit Restaurants, LLC. On April 15, 2015, the Company completed a follow-on offering of 5,750,000 shares of Class A common stock at a price to the public of $30.96 per share (the “April 2015 Offering”). All of these shares were offered by the selling stockholders. The Company did not receive any proceeds from the offering. The Habit Restaurants, Inc. is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue.

Note 2—Basis of Presentation

These condensed financial statements should be read in conjunction with the consolidated financial statements of The Habit Restaurants Inc. and the accompanying notes thereto, included in this annual report on Form 10-K. The Company is the sole managing member of The Habit Restaurants, LLC. The Company receives compensation from The Habit Restaurants, LLC for all costs associated with being a public company and maintaining its existence. These amounts are recorded in intercompany revenue on the condensed statements of operations.

Note 3—Commitments and Contingencies

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a tax receivable agreement (the “TRA”). Under the TRA, the Company generally will be required to pay to the holders of economic, non-voting interest in The Habit Restaurants, LLC (the "Continuing LLC Owners") 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. See Note 6 to the consolidated financial statements for more information regarding the TRA. As of December 26, 2017 and December 27, 2016, the Company recorded a liability of $81.8 million and $139.6 million, respectively, representing the payments due to the Continuing LLC Owners under the TRA.