Form 10-Q
period 2018-06-26
Habit Restaurants, Inc.
filed 2018-08-02
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2018

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

As of July 30, 2018, there were 20,525,110 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,523,601 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 26,	December 26,
	2018	2017
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$23,896	$28,277
Accounts receivable	8,845	8,278
Inventory	1,770	1,733
Prepaid expenses and other current assets	1,613	1,845
Total current assets	36,124	40,133
Property and equipment, net	157,358	139,956
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,565	3,395
Deferred tax assets	87,478	86,173
Total long-term assets	270,868	251,991
Total assets	$306,992	$292,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,092	$12,976
Employee-related accruals	10,623	7,464
Accrued expenses	5,698	6,908
Income tax payable	139	153
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,242	1,908
Sales taxes payable	2,276	2,750
Deferred rent, current portion	1,716	1,283
Deferred franchise income, current portion	145	149
Total current liabilities	36,931	33,591
Deferred rent, net of current portion	20,605	19,043
Deemed landlord financing	17,169	13,700
Deferred franchise income, net of current portion	1,245	1,788
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,176	79,853
Total liabilities	158,126	147,975
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,514,660 shares issued and outstanding at June 26, 2018 and 20,378,452 shares issued and outstanding at December 26, 2017.	205	204
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,533,729 shares issued and outstanding at June 26, 2018 and 5,646,572 shares issued and outstanding at December 26, 2017.	55	56
Additional paid-in capital	115,232	113,475
Retained earnings	6,855	4,144
The Habit Restaurants, Inc. stockholders’ equity	122,347	117,879
Non-controlling interests	26,519	26,270
Total stockholders’ equity	148,866	144,149
Total liabilities and stockholders’ equity	$306,992	$292,124

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2018	2017	2018	2017
(amounts in thousands except share and per share data)
Revenue	$102,852	$83,337	$194,800	$161,928
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	30,597	26,256	58,532	49,093
Labor and related expenses	34,038	27,051	65,990	53,034
Occupancy and other operating expenses	17,801	13,613	33,737	26,688
General and administrative expenses	9,835	8,325	18,748	16,088
Exchange related expenses	—	120	130	236
Depreciation and amortization expense	6,021	4,467	11,604	8,716
Pre-opening costs	646	735	1,726	1,130
Loss on disposal of assets	—	12	12	24
Total operating expenses	98,938	80,579	190,479	155,009
Income from operations	3,914	2,758	4,321	6,919
Other expenses
Tax Receivable Agreement liability adjustment	—	—	1,473	—
Interest expense, net	251	37	477	195
Income before income taxes	3,663	2,721	2,371	6,724
Provision (benefit) for income taxes	834	1,003	(1,148)	2,303
Net income	$2,829	$1,718	$3,519	$4,421
Less: net income attributable to non-controlling interests	(773)	(601)	(808)	(1,506)
Net income attributable to The Habit Restaurants, Inc.	$2,056	$1,117	$2,711	$2,915
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.10	$0.06	$0.13	$0.14
Diluted	$0.10	$0.05	$0.13	$0.14
Weighted average shares of Class A common stock outstanding:
Basic	20,505,049	20,259,140	20,472,151	20,223,913
Diluted	20,592,768	20,325,493	20,543,412	20,269,425

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,144	$26,270	$144,149
Net income	—	—	—	—	—	2,711	808	3,519
Deferred tax assets	—	—	—	—	(26)	—	—	(26)
Tax distributions	—	—	—	—	—	—	(81)	(81)
Other distributions	—	—	—	—	—	—	(33)	(33)
Exchanges	83,893	1	(83,893)	(1)	—	—	—	—
Restricted stock units vested	52,315	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	733	—	(733)	—
Forfeiture of Class B common stock	—	—	(28,950)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,051	—	288	1,339
Stockholders’ equity at June 26, 2018	20,514,660	$205	5,533,729	$55	$115,232	$6,855	$26,519	$148,866

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	26 Weeks Ended
	June 26,	June 27,
	2018	2017
(amounts in thousands)
Cash flows from operating activities:
Net income	$3,519	$4,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,604	8,716
Amortization of financing fees	66	—
Stock-based compensation	1,339	1,171
Tax Receivable Agreement liability adjustment	1,473	—
Loss on disposal of assets	12	24
Deferred income taxes	(1,148)	2,303
Deferred rent	(73)	190
Changes in assets and liabilities:
Accounts receivable	1,502	1,175
Inventory	(37)	42
Prepaid expenses	232	193
Deposits and other assets	(237)	(213)
Accounts payable	1,719	1,653
Employee-related accruals	3,160	440
Accrued expenses	(1,181)	(19)
Income taxes payable	(15)	(6)
Sales taxes payable	(475)	(537)
Net cash provided by operating activities	21,460	19,553
Cash flows from investing activities:
Purchase of property and equipment	(25,628)	(17,702)
Net cash used in investing activities	(25,628)	(17,702)
Cash flows from financing activities:
Tax distributions to LLC members	(81)	(637)
Other distributions to LLC members	(33)	(44)
Payments on deemed landlord financing	(99)	(51)
Net cash used in financing activities	(213)	(732)
Net change in cash and cash equivalents	$(4,381)	$1,119
Cash and cash equivalents, beginning of period	28,277	44,192
Cash and cash equivalents, end of period	$23,896	$45,311
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$517	$396
Cash paid for income taxes	$15	$6
NON-CASH FINANCING
Deemed landlord financing	$3,568	$4,631
Unpaid purchase of property and equipment	$3,873	$3,687

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

During the 26-week period ended June 26, 2018, 83,893 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled in connection with such exchanges. In addition, during the 26-week period ended June 26, 2018, 52,315 restricted stock units vested, 28,950 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of June 26, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,514,660 LLC Units, representing a 78.8% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of June 26, 2018, managed and operated 211 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland and Pennsylvania. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company entered into a new license agreement and terminated a franchise agreement during the quarter and as of June 26, 2018 had four licensing and five franchise agreements. The Company had three licensed locations and 17 franchised locations from which it generates revenues as of June 26, 2018, which operate in California, Arizona, Nevada, Washington, the United Arab Emirates and China.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 26, 2018 and December 26, 2017, the Company maintained approximately $9 million and $7 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.2 million and $0.2 million, respectively, represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $15 million and $21 million at June 26, 2018 and December 26, 2017, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At June 26, 2018 and December 26, 2017 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet for the fiscal 2018 year. The Company’s actual losses may be significantly different than the estimates currently recorded.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of June 26, 2018 and June 27, 2017, the non-controlling interest was 21.2% and 22.1%, respectively.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended June 26, 2018 and June 27, 2017, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
(amounts in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income attributable to controlling and non-controlling interests	$2,829	$1,718	$3,519	$4,421
Less: net income attributable to non-controlling interests	$(773)	$(601)	$(808)	$(1,506)
Net income attributable to The Habit Restaurants, Inc.	$2,056	$1,117	$2,711	$2,915
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,505,049	20,259,140	20,472,151	20,223,913
Diluted	20,592,768	20,325,493	20,543,412	20,269,425
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.10	$0.06	$0.13	$0.14
Diluted	$0.10	$0.05	$0.13	$0.14
Below is a reconciliation of basic and diluted share counts
Basic	20,505,049	20,259,140	20,472,151	20,223,913
Dilutive effect of stock options and restricted stock units	87,719	66,353	71,261	45,512
Diluted	20,592,768	20,325,493	20,543,412	20,269,425

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,533,729 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of June 26, 2018, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,863,559 and 1,269,013 had been granted as of June 26, 2018 and June 27, 2017, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 67,377 and 33,786 shares and 42,051 and 29,414 shares have been excluded from the diluted EPS for the 13 and 26 weeks ended June 26, 2018 and June 27, 2017, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use. The Company anticipates taking advantage of the practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases. The Company’s operating lease obligations as of June 26, 2018 were approximately $253.7 million. The discounted minimum remaining operating lease obligations will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases and the derecognition of the buildings that the Company has determined that it is the accounting owner of under build-to-suit lease guidance contained in ASC 840. The Company is using their current lease software, which has been enhanced to account for ASC 842, and is continuing the process of validating occupancy information in preparation for the new reporting, disclosure and audit for this standard update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal 2018 using the full retrospective approach and accordingly, has adjusted all prior periods reported for the effect of this new guidance. The new revenue guidance does not have an impact on the recognition of revenue from company-operated restaurants or royalty revenue and development fees from franchisees and licensees. Additionally, the new revenue guidance does not impact the revenue recognized from gift cards. The new guidance does impact the revenue recognition of initial franchise and license fees. Previously, the Company recognized the initial franchise or license fee as revenue when the restaurant opened. Under the new guidance, the Company has identified separate performance obligations over the term of the contract and will recognize revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. The Company recognized a reduction of $0.4 million to retained earnings as the cumulative effect of adoption of this accounting change as of December 26, 2017 with a corresponding increase of deferred franchise income on the condensed consolidated balance sheet. The Company also recognized an increase in revenue of $5,000 and a decrease in revenue of $40,000, as previously reported, for the 13 and 26 weeks ended June 27, 2017, respectively, as a result of the adoption of this new standard. The Company also recognized an increase of $0.01 in basic earnings per share for the 13 weeks ended June 27,

2017 and a decrease of $0.01 in basic and diluted earnings per share for the 26 weeks ended June 27, 2017 as a result of the revenue adjustments made related to the adoption of this new standard.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of June 26, 2018, which was 21.2%. The amounts of these changes are reflected in the condensed consolidated statements of stockholders’ equity. The amount recorded in equity for the 26 weeks ended June 26, 2018 was $0.7 million. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The following table represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2018	2017	2018	2017
Income before income taxes of The Habit Restaurants, LLC and its subsidiaries	$3,638	$2,721	$3,806	$6,724
Weighted average non-controlling interests ownership percentage	21.2%	22.1%	21.2%	22.4%
Net income attributable to non-controlling interests	$773	$601	$808	$1,506

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $15 million and $21 million at June 26, 2018 and December 26, 2017, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	June 26,	December 26,
	2018	2017
Leasehold improvements	$110,786	$96,318
Equipment	62,058	53,563
Furniture and fixtures	27,082	24,702
Buildings under deemed landlord financing	17,535	13,966
Smallwares	2,156	1,899
Vehicles	2,377	2,209
Construction in progress	13,138	13,700
	235,132	206,357
Less: Accumulated depreciation and amortization	(77,774)	(66,401)
	$157,358	$139,956

Depreciation expense was $6.0 million and $4.5 million and $11.6 million and $8.7 million for the 13 and 26 weeks ended June 26, 2018 and June 27, 2017, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55 Costs Incurred by a Lessee Prior to Entering into a Lease Agreement, the Company has determined that it was the accounting owner of a total of 28 buildings under deemed landlord financing as of June 26, 2018 and the accounting owner of a total of 25 buildings under deemed landlord financing as of December 26, 2017, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 26 weeks ended June 26, 2018 and June 27, 2017 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of (48.42)% and 34.05% for the 26 weeks ended June 26, 2018 and June 27, 2017, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 26 weeks ended June 26, 2018 and June 27, 2017 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 31.98% and 41.05% for the 26 week periods ended June 26, 2018 and June 27, 2017, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of discrete items and the non-controlling interests was disregarded.

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

As of June 26, 2018, the Company’s accounting for the Act is incomplete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. During the first quarter of fiscal 2018, the Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments, resulting in a reduction in the current portion of the Tax Receivable Agreement liability of $0.7 million that did not impact the Company’s effective tax rate. The Company did not adjust its provisional adjustments during the second quarter of fiscal 2018. The Company continues to evaluate such positions related to the filing of its tax returns for fiscal year 2017 and is continuing to gather additional information to complete its accounting for these items within the prescribed measurement period. As of June 26, 2018, the Company has made a reasonable estimate with respect to the limitation on future entertainment and certain employee fringe benefits in accordance with the enactment of the Act that could potentially change the timing of future TRA payments. The Company has applied the limitation to costs applicable under the new limitation. The Company continues to require additional time to analyze the impacts of the legislative change for expected changes to the Company’s policies.

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

As of June 26, 2018, the Company recorded a liability of $83.4 million, representing the payments due to the Continuing LLC Owners under the TRA. The increase of $1.6 million in the TRA liability during the 26 weeks ended June 26, 2018 is primarily a result of updates in estimated future tax savings and also as a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $1.5 million for the 26 week period ended June 26, 2018, and are reflected in the condensed consolidated statements of income. There was no TRA adjustment in the prior year period.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 26 weeks ended June 26, 2018 due to changes of the deferred tax assets associated with the tax basis increase was $26,000.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of income. As of June 26, 2018, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of June 26, 2018, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

On January 4, 2018 the Company executed an irrevocable standby letter of credit that expires on January 5, 2019 for $1.5 million related to the Company’s workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our      Credit Facility.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2018 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of June 26, 2018, the Company had approximately $8.0 million in such commitments related to new restaurants.

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

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2018	2017	2018	2017
Stock-based compensation expense	$672	$673	$1,339	$1,171

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

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 26 weeks ended June 26, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 26, 2017	961,668	$19.41	8.6	$—
Granted	431,500	$9.08
Forfeited	(73,225)	$18.62
Exercised	—	$—
Outstanding and expected to vest at June 26, 2018	1,319,943	$15.97	8.7	$—
Exercisable at June 26, 2018	295,295	$21.60	7.7	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of June 26, 2018 and multiplying this result by the related number of options outstanding and expected to vest at June 26, 2018. The fair value of the common stock as of June 26, 2018 used in the above calculation was $10.50 per share, the closing price of the Company’s Class A common stock on June 26, 2018, the last trading day of the second quarter.

There was approximately $3.7 million of total unrecognized compensation costs related to options granted under the Plan as of June 26, 2018. That cost is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 26 weeks ended June 26, 2018 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 26, 2017	250,552	$18.66	8.7	$2,380,244
Granted	135,546	$9.05
Forfeited	(17,812)	$18.26
Vested	(52,315)	$19.56
Outstanding and expected to vest at June 26, 2018	315,971	$14.42	8.9	$3,317,696

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at June 26, 2018 by the fair value of the common stock as of June 26, 2018. The fair value of the common stock as of June 26, 2018 used in the above calculation was $10.50 per share, the closing price of the Company’s common stock on June 26, 2018, the last trading day of the second quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 26, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.7 million. That cost is expected to be recognized over a weighted average period of 3.6 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of June 26, 2018 there was approximately $0.5 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 0.8 years.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of June 26, 2018, we had 231 locations, which includes 20 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 231 restaurants in 11 U.S. states, the United Arab Emirates and China as of June 26, 2018, which includes 17 franchised and three licensed locations from which we generate revenue, but excludes the eight licensed locations in Santa Barbara County, California. We opened 22 restaurants from December 26, 2017 through June 26, 2018, consisting of 18 company-operated and four franchised locations. We expect to open approximately 30 company-operated restaurants and seven to nine franchised/licensed restaurants in 2018. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 26 weeks ended June 26, 2018, 83,893 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 26-week period ended June 26, 2018, 52,315 restricted stock units vested, 28,950 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of June 26, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,514,660 LLC Units, representing a 78.8% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Franchise/License Revenue

Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We currently recognize royalty revenue when the sale occurs. Initial franchise/license fees are recognized as revenue as the performance obligations of the contract are satisfied. We have identified separate performance obligations over the term of the contract and recognize revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. The development fees collected by us upon signing a franchise/license agreement are deferred until operations have commenced. Revenue is also recognized in the event of a termination of a franchise/license agreement.

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2013, 2014, 2015, 2016 and 2017 there were 51, 68, 90, 114 and 142 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 26 weeks ended June 26, 2018 there were 156 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery as a viable ordering vehicle for consumers.

The following table shows our quarterly company-operated comparable restaurant sales since 2013:

	Fiscal Year 2013				Fiscal Year 2014				Fiscal Year 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%
Comparable Restaurants	39	45	47	51	56	60	66	68	72	81	86	90

	Fiscal Year 2016				Fiscal Year 2017				26 Weeks Ended June 26, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Comparable Restaurant Sales	2.0%	4.0%	0.2%	1.7%	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%
Comparable Restaurants	97	107	113	114	119	128	137	142	148	156

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

Restaurant Development

The following schedule reflects the number of restaurants opened during a particular reporting period. We closed one company-operated restaurant fiscal year 2017 and we closed one company-operated restaurant in fiscal year 2016. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2015, 2016 and 2017, respectively and for the 26 weeks ended June 26, 2018.

	26 Weeks Ended	Fiscal Year Ended
	June 26, 2018	2017	2016	2015
Company-operated restaurant base
Beginning of period	193	162	137	109
Openings	18	32	26	28
Closures	—	(1)	(1)	—
Restaurants at end of period	211	193	162	137
Franchised/licensed restaurants(1)
Beginning of period	16	10	5	1
Openings	4	6	5	4
Restaurants at end of period	20	16	10	5
Total restaurants
Beginning of period	209	172	142	110
Openings	22	38	31	32
Closures	—	(1)	(1)	—
Restaurants at end of period	231	209	172	142
Year-over-year growth
Total restaurants		21.5%	21.1%	29.1%
(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
Adjusted EBITDA Reconciliation	2018	2017	2018	2017
(amounts in thousands)
Net income	$2,829	$1,718	$3,519	$4,421
Non-GAAP adjustments:
Provision (benefit) for income taxes	834	1,003	(1,148)	2,303
Interest expense, net	251	37	477	195
Depreciation and amortization	6,021	4,467	11,604	8,716
EBITDA	9,935	7,225	14,452	15,635
Stock-based compensation expense(a)	672	673	1,339	1,171
Loss on disposal of assets(b)	—	12	12	24
Pre-opening costs(c)	646	735	1,726	1,130
Tax Receivable Agreement liability adjustment(d)	—	—	1,473	—
Exchange related expenses(e)	—	120.0	130	236.0
Franchise revenue for terminated agreement(f)	(501)	—	(501)	—
Adjusted EBITDA	$10,752	$8,765	$18,631	$18,196

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.

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

(e)

This category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its Amended and Restated Limited Liability Company Agreement, (as amended, the “LLC Agreement”).

(f)	This category includes franchise revenue that was recognized for a terminated franchise agreement.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $152,000 at June 26, 2018. However, we continue to not recognize interest expense for uncertain tax positions for the period ended June 26, 2018 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of June 26, 2018, we recorded a liability of $83.4 million representing the payments due to the Continuing LLC Owners under the TRA.

Results of Operations

Thirteen Weeks Ended June 26, 2018 Compared to Thirteen Weeks Ended June 27, 2017

The following table presents selected consolidated comparative results of operations for the 13 weeks ended June 26, 2018 compared to the 13 weeks ended June 27, 2017. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	June 26, 2018		June 27, 2017		$	%
Revenue
Restaurant revenue	$101,921	99.1%	$83,050	99.7%	$18,871	22.7%
Franchise/license revenue	931	0.9%	287	0.3%	644	224.4%
Total revenue	102,852	100.0%	83,337	100.0%	19,515	23.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	30,597	30.0%	26,256	31.6%	4,341	16.5%
Labor and related expenses	34,038	33.4%	27,051	32.6%	6,987	25.8%
Occupancy and other operating expenses	17,801	17.5%	13,613	16.4%	4,188	30.8%
General and administrative expenses	9,835	9.6%	8,325	10.0%	1,510	18.1%
Exchange related expenses	—	—	120	0.1%	(120)	(100.0)%
Depreciation and amortization expense	6,021	5.9%	4,467	5.4%	1,554	34.8%
Pre-opening costs	646	0.6%	735	0.9%	(89)	(12.1)%
Loss on disposal of assets	—	—	12	0.0%	(12)	(100.0)%
Total operating expenses	98,938	96.2%	80,579	96.7%	18,359	22.8%
Income from operations	3,914	3.8%	2,758	3.3%	1,156	41.9%
Other expenses
Interest expense, net	251	0.2%	37	0.0%	214	578.4%
Income before income taxes	3,663	3.6%	2,721	3.3%	942	34.6%
Provision for income taxes	834	0.8%	1,003	1.2%	(169)	(16.8)%
Net income	$2,829	2.8%	$1,718	2.1%	$1,111	64.7%

Restaurant revenue. Restaurant revenue increased $18.9 million, or 22.7%, for the 13 weeks ended June 26, 2018 as compared to the 13 weeks ended June 27, 2017, primarily due to a $7.0 million increase in sales from new restaurants which were opened in the current year and a $10.8 million increase in sales from restaurants opened prior to the 2018 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $0.9 million, or 1.2%, in the 13 weeks ended June 26, 2018 as compared to the comparable 2017 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 4.5% partially offset by a decrease in traffic of 3.3% in the 13 weeks ended June 26, 2018 as compared to the comparable 2017 period. The increase in revenue was also due in part to increased revenue of $0.4 million for catering trucks during the 13 weeks ended June 26, 2018 as compared to the 13 weeks ended June 27, 2017. We had nine catering trucks operating in the 13 weeks ended June 26, 2018 compared to eight catering trucks operating in the 13 weeks ended June 27, 2017. The revenue increase was partially offset by a decrease in sales of $0.2 million due to the closure of one restaurant in fiscal year 2017.

Franchise/license revenue. Franchise/license revenue increased $0.6 million for the 13 weeks ended June 26, 2018 compared to the comparable 2017 period, primarily due to an increase in franchise fee revenue of $0.5 million recognized for a terminated franchise agreement. The increase was also partially due to an increase in royalty revenue of $0.1 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $4.3 million, or 16.5%, for 13 weeks ended June 26, 2018 as compared to the comparable 2017 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.0% in the 13 weeks ended June 26, 2018 from 31.6% in the prior year quarter. This decrease was primarily driven by decreases in the costs of beef, produce and seafood partially offset by increases in the cost of potatoes in the current period.

Labor and related expenses. Labor and related expenses increased $7.0 million, or 25.8%, for the 13 weeks ended June 26, 2018 as compared to the comparable 2017 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.4% in the second quarter of 2018 compared to 32.6% in the comparable quarter of 2017. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates

Occupancy and other operating expenses. Occupancy and other operating expenses increased $4.2 million, or 30.8%, for the 13 weeks ended June 26, 2018 as compared to the comparable period in 2017, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 17.5% in the second quarter of 2018 from 16.4% in the comparable quarter of 2017 primarily due to higher call center, on-line and delivery costs as we are in the process of rolling out the option of delivery in a significant number of our restaurants, higher rent costs and higher advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 18.1%, for the second quarter of 2018 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the 13 weeks ended June 26, 2018 compared to 10.0% in the comparable quarter of 2017.

Exchange related expenses. There were no exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, for the second quarter of 2018 compared to expenses of $0.1 million in the prior year quarter.

Depreciation and amortization expenses. Depreciation and amortization increased $1.6 million, or 34.8%, for the second quarter of 2018 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.9% in the second quarter of 2018 compared to 5.4% in the comparable quarter of 2017.

Pre-opening costs. Pre-opening costs decreased $0.1 million for the second quarter of 2018 as compared to the prior year quarter. We opened seven new company-operated restaurants in the second quarter of 2018 compared to opening 10 new company-operated restaurants in the second quarter of 2017. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.6% in the second quarter of 2018 compared to 0.9% in the comparable quarter of 2017.

Interest expense, net. Interest expense, net was $0.3 million for the second quarter of 2018 as compared to $0.0 million in the prior year quarter. The increase in interest expense is attributed to higher deferred financing fees on our current credit facility and higher interest expense from more deemed landlord locations.

Provision for income taxes. Income tax expense was $0.8 million for the second quarter of 2018 compared to $1.0 million in the prior year quarter.

Twenty Six Weeks Ended June 26, 2018 Compared to Twenty Six Weeks Ended June 27, 2017

The following table presents selected consolidated comparative results of operations for the 26 weeks ended June 26, 2018 compared to the 26 weeks ended June 27, 2017. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	26 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	June 26, 2018		June 27, 2017		$	%
Revenue
Restaurant revenue	$193,450	99.3%	$161,357	99.6%	$32,093	19.9%
Franchise/license revenue	1,350	0.7%	571	0.4%	779	136.4%
Total revenue	194,800	100.0%	161,928	100.0%	32,872	20.3%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	58,532	30.3%	49,093	30.4%	9,439	19.2%
Labor and related expenses	65,990	34.1%	53,034	32.9%	12,956	24.4%
Occupancy and other operating expenses	33,737	17.4%	26,688	16.5%	7,049	26.4%
General and administrative expenses	18,748	9.6%	16,088	9.9%	2,660	16.5%
Offering and exchange related expenses	130	0.1%	236	0.1%	(106)	(44.9)%
Depreciation and amortization expense	11,604	6.0%	8,716	5.4%	2,888	33.1%
Pre-opening costs	1,726	0.9%	1,130	0.7%	596	52.7%
Loss on disposal of assets	12	0.0%	24	0.0%	(12)	(50.0)%
Total operating expenses	190,479	97.8%	155,009	95.7%	35,470	22.9%
Income from operations	4,321	2.2%	6,919	4.3%	(2,598)	(37.5)%
Other expenses
Tax Receivable Agreement liability adjustment	1,473	0.8%	—	0.0%	1,473	*
Interest expense, net	477	0.2%	195	0.1%	282	144.6%
Income before income taxes	2,371	1.2%	6,724	4.2%	(4,353)	(64.7)%
Provision (benefit) for income taxes	(1,148)	(0.6)%	2,303	1.4%	(3,451)	(149.8)%
Net income	$3,519	1.8%	$4,421	2.7%	$(902)	(20.4)%

*Not Calculable

Restaurant revenue. Restaurant revenue increased $32.1 million, or 19.9%, for the 26 weeks ended June 26, 2018 as compared to the 26 weeks ended June 27, 2017, primarily due to a $9.2 million increase in sales from new restaurants which were opened in the current year and a $23.0 million increase in sales from restaurants opened prior to the 2018 period that did not fall into the comparable restaurant base. Comparable restaurant sales remained flat in the 26 weeks ended June 26, 2018 as compared to the comparable 2017 period. The comparable restaurant sales consisted of an increase in average transaction amount of 2.7% offset by a decrease in traffic of 2.7% in the 26 weeks ended June 26, 2018 as compared to the comparable 2017 period. The increase in revenue was also due in part to increased revenue of $0.4 million for catering trucks during the 26 weeks ended June 26, 2018 as compared to the 26 weeks ended June 27, 2017. We had nine catering trucks operating in the 26 weeks ended June 26, 2018 compared to eight catering trucks operating in the 26 weeks ended June 27, 2017. The revenue increase was partially offset by a decrease in sales of $0.5 million due to the closure of one restaurant in fiscal year 2017.

Franchise/license revenue. Franchise/license revenue increased $0.8 million for the 26 weeks ended June 26, 2018 compared to the comparable 2017 period, primarily due to an increase in franchise fee revenue of $0.5 million recognized for a terminated franchise agreement. The increase was also partially due to an increase in royalty revenue of $0.3 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $9.4 million, or 19.2%, for 26 weeks ended June 26, 2018 as compared to the comparable 2017 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased slightly to 30.3% in the 26 weeks ended June 26, 2018 from 30.4% in the prior year period. This decrease was primarily driven by decreases in the costs of produce and seafood partially offset by increases in the cost of potatoes in the current period.

Labor and related expenses. Labor and related expenses increased $13.0 million, or 24.4%, for the 26 weeks ended June 26, 2018 as compared to the comparable 2017 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 34.1% in the 26 weeks ended June 26, 2018 compared to 32.9% in the comparable period of 2017. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour.  In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $7.0 million, or 26.4%, for the 26 weeks ended June 26, 2018 as compared to the comparable period in 2017, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 17.4% in the 26 weeks ended June 26, 2018 from 16.5% in the comparable period of 2017 primarily due to higher call center, on-line and delivery costs as we are in the process of rolling out the option of delivery in a significant number of our restaurants, higher rent costs and higher advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $2.7 million, or 16.5%, for the 26 weeks ended June 26, 2018 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the 26 weeks ended June 26, 2018 compared to 9.9% in the comparable period of 2017.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.1 million for the 26 weeks ended June 26, 2018 compared to $0.2 million in the comparable prior year period.

Depreciation and amortization expenses. Depreciation and amortization increased $2.9 million, or 33.1%, for the 26 weeks ended June 26, 2018 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.0% in the 26 weeks ended June 26, 2018 compared to 5.4% in the comparable period of 2017.

Pre-opening costs. Pre-opening costs increased $0.6 million for the 26 weeks ended June 26, 2018 as compared to the prior year period. We opened 18 new company-operated restaurants in the 26 weeks ended June 26, 2018 compared to opening 13 new company-operated restaurants in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs increased to 0.9% in the 26 weeks ended June 26, 2018 compared to 0.7% in the comparable period of 2017.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $1.5 million for the 26 weeks ended June 26, 2018. There was no TRA expense in the comparable prior year period.

Interest expense, net. Interest expense, net was $0.5 million for the 26 weeks ended June 26, 2018 as compared to $0.2 million in the comparable prior year period. The increase in interest expense is attributed to higher deferred financing fees on our current credit facility and higher interest expense from more deemed landlord locations.

Provision (benefit) for income taxes. There was an income tax benefit if $1.1 million for 26 weeks ended June 26, 2018 compared to income tax expense of $2.3 million in the comparable prior year period.

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

We believe that expected cash flow from operations and our existing cash balance at June 26, 2018 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at June 26, 2018 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 26, 2017 to June 26, 2018 were comprised of a $4.0 million decrease in current assets and a $3.3 million increase in current liabilities. The decrease in current assets was primarily due to a $4.4 million decrease in cash primarily attributed to the increased spending on capital expenditures as we opened 18 company-operated restaurants during the 26 weeks ended June 26, 2018 and also the timing of payables and accrued expenses, partially offset by an increase in accounts receivable of $0.6 million due primarily to higher tenant allowance receivables which is attributed to the increased number of current and future restaurant openings. The increase in current liabilities was primarily attributed to higher employee-related accruals of $3.2 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	26 Weeks Ended
	June 26,	June 27,
(amounts in thousands)	2018	2017
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$21,460	$19,553
Net cash used in investing activities	(25,628)	(17,702)
Net cash used in financing activities	$(213)	$(732)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $1.9 million to $21.5 million for the 26 weeks ended June 26, 2018 from $19.6 million for the 26 weeks ended June 27, 2017. There was an increase in cash provided in the current period of $2.7 million related to the change in employee related accruals partially offset by a decrease in the current period of $1.2 million related to the change in accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $7.9 million to $25.6 million for the 26 weeks ended June 26, 2018 from $17.7 million for the 26 weeks ended June 27, 2017. There were 18 company-operated restaurants opened during the 26 weeks ended June 26, 2018 compared to 13 company-operated restaurants opened during the 26 weeks ended June 27, 2017. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.5 million to $0.2 million for the 26 weeks ended June 26, 2018 from $0.7 million for the 26 weeks ended June 27, 2017. The difference was mainly attributed to lower tax distributions in the current period of $0.6 million.

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

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of June 26, 2018, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of June 26, 2018, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018, we executed an irrevocable standby letter of credit that expires on January 5, 2019 for $1.5 million related to our workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 26, 2018, as well as our long-term obligations:

(amounts in thousands)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations(2)	253,669	12,235	55,904	53,740	131,790
Deemed landlord financing(3)	11,592	699	2,687	2,706	5,500
Purchase obligations(4)	1,041	1,041	—	—	—
Total	$266,302	$13,975	$58,591	$56,446	$137,290

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. There were no borrowings on the facility as of June 26, 2018 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit that expires on January 5, 2019 for $1.5 million related to our workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.

(2)	Includes minimum rental payments that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes principal and interest payments during the lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of June 26, 2018, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of June 26, 2018, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs has had an impact on our 26 weeks ended June 26, 2018 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Habit Restaurants, Inc.
(Registrant)

August 2, 2018	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)