Form 10-Q
period 2018-09-25
Habit Restaurants, Inc.
filed 2018-10-31
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 29, 2018, there were 20,651,872 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,397,396 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 25,	December 26,
	2018	2017
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$30,524	$28,277
Accounts receivable	8,083	8,278
Inventory	1,801	1,733
Prepaid expenses and other current assets	2,362	1,845
Total current assets	42,770	40,133
Property and equipment, net	156,609	139,956
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,692	3,395
Deferred tax assets	88,286	86,173
Total long-term assets	271,054	251,991
Total assets	$313,824	$292,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,176	$12,976
Employee-related accruals	15,277	7,464
Accrued expenses	6,951	6,908
Income tax payable	139	153
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,242	1,908
Sales taxes payable	3,114	2,750
Deferred rent, current portion	1,793	1,283
Deferred franchise income, current portion	733	149
Total current liabilities	43,425	33,591
Deferred rent, net of current portion	20,454	19,043
Deemed landlord financing	17,988	13,700
Deferred franchise income, net of current portion	740	1,788
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,744	79,853
Total liabilities	165,351	147,975
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,644,982 shares issued and outstanding at September 25, 2018 and 20,378,452 shares issued and outstanding at December 26, 2017.	206	204
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,403,729 shares issued and outstanding at September 25, 2018 and 5,646,572 shares issued and outstanding at December 26, 2017.	54	56
Additional paid-in capital	116,481	113,475
Retained earnings	6,235	4,144
The Habit Restaurants, Inc. stockholders’ equity	122,976	117,879
Non-controlling interests	25,497	26,270
Total stockholders’ equity	148,473	144,149
Total liabilities and stockholders’ equity	$313,824	$292,124

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2018	2017	2018	2017
(amounts in thousands except share and per share data)
Revenue	$104,639	$84,610	$299,439	$246,537
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	30,992	26,861	89,524	75,955
Labor and related expenses	35,133	28,532	101,122	81,566
Occupancy and other operating expenses	19,436	14,781	53,174	41,469
General and administrative expenses	9,843	8,281	28,590	24,369
Exchange related expenses	—	155	130	390
Depreciation and amortization expense	6,348	4,777	17,952	13,492
Pre-opening costs	658	813	2,384	1,943
Asset impairment	3,082	—	3,082	—
Loss on disposal of assets	46	19	59	43
Total operating expenses	105,538	84,219	296,017	239,227
Income (loss) from operations	(899)	391	3,422	7,310
Other expenses
Tax Receivable Agreement liability adjustment	—	688	1,473	688
Interest expense, net	272	185	749	381
Income (loss) before income taxes	(1,171)	(482)	1,200	6,241
Provision (benefit) for income taxes	(307)	(906)	(1,454)	1,397
Net income (loss)	$(864)	$424	$2,654	$4,844
Less: net income (loss) attributable to non-controlling interests	244	(56)	(563)	(1,561)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(620)	$368	$2,091	$3,283
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$(0.03)	$0.02	$0.10	$0.16
Diluted	$(0.03)	$0.02	$0.10	$0.16
Weighted average shares of Class A common stock outstanding:
Basic	20,552,532	20,329,919	20,498,945	20,259,507
Diluted	20,552,532	20,386,655	20,577,722	20,311,264

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,144	$26,270	$144,149
Net income	—	—	—	—	—	2,091	563	2,654
Deferred tax assets	—	—	—	—	(92)	—	—	(92)
Tax distributions	—	—	—	—	—	—	(130)	(130)
Other distributions	—	—	—	—	—	—	(132)	(132)
Exchanges	211,765	2	(211,765)	(2)	—	—	—	—
Restricted stock units vested	54,765	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,484	—	(1,484)	—
Forfeiture of Class B common stock	—	—	(31,078)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,615	—	410	2,025
Stockholders’ equity at September 25, 2018	20,644,982	$206	5,403,729	$54	$116,481	$6,235	$25,497	$148,473

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	39 Weeks Ended
	September 25,	September 26,
	2018	2017
(amounts in thousands)
Cash flows from operating activities:
Net income	$2,654	$4,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,952	13,492
Amortization of financing fees	99	20
Stock-based compensation	2,025	1,846
Tax Receivable Agreement liability adjustment	1,473	688
Asset impairment	3,082	—
Loss on disposal of assets	59	43
Deferred income taxes	(1,454)	1,397
Deferred rent	(273)	362
Changes in assets and liabilities:
Accounts receivable	2,388	1,305
Inventory	(69)	(38)
Prepaid expenses	(516)	58
Deposits and other assets	(396)	(199)
Accounts payable	1,423	1,444
Employee-related accruals	7,813	3,230
Accrued expenses	300	1,160
Income taxes payable	(15)	(6)
Sales taxes payable	365	323
Net cash provided by operating activities	36,910	29,969
Cash flows from investing activities:
Purchase of property and equipment	(34,243)	(30,648)
Proceeds on sale of assets	—	12
Net cash used in investing activities	(34,243)	(30,636)
Cash flows from financing activities:
Tax distributions to LLC members	(130)	(921)
Other distributions to LLC members	(132)	(190)
Payments on deemed landlord financing	(158)	(63)
Financing fees on long-term debt	—	(262)
Net cash used in financing activities	(420)	(1,436)
Net change in cash and cash equivalents	$2,247	$(2,103)
Cash and cash equivalents, beginning of period	28,277	44,192
Cash and cash equivalents, end of period	$30,524	$42,089
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$735	$637
Cash paid for income taxes	$15	$6
NON-CASH FINANCING
Deemed landlord financing	$4,446	$5,946
Unpaid purchase of property and equipment	$3,107	$5,104

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

During the 39-week period ended September 25, 2018, 211,765 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were cancelled in connection with such exchanges. In addition, during the 39-week period ended September 25, 2018, 54,765 restricted stock units vested, 31,078 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 25, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,644,982 LLC Units, representing a 79.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

In connection with the Company’s recapitalization and IPO, The Habit Restaurants, LLC limited liability company agreement (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of non-voting LLC Units. The existing owners of The Habit Restaurants, LLC continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

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

The Company is headquartered in Irvine, California, and, as of September 25, 2018, managed and operated 219 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland and Pennsylvania. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company entered into a new license agreement and two new franchise agreements during the quarter and as of September 25, 2018 had five licensing and seven franchise agreements. The Company had four licensed locations and 19 franchised locations from which it generates revenues as of September 25, 2018, which operate in California, Arizona, Nevada, Washington, the United Arab Emirates and China.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of property and equipment, workers’ compensation insurance reserves and income tax receivable liabilities.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 25, 2018 and December 26, 2017, the Company maintained approximately $15.2 million and $7.2 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.2 million and $0.2 million, respectively, represents restricted cash in an impound account for franchisees in the state of Washington. The remaining $15.3 million and $21.1 million at September 25, 2018 and December 26, 2017, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At September 25, 2018 and December 26, 2017 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Impairment of Long-lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on an undiscounted cash flow analysis. Based on its review, the Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded a non-cash impairment charge of $3.1 million in the third quarter of 2018.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet for the fiscal 2018 year. As of September 25, 2018, the accrual related to the self-insurance workers’ compensation program was $2.5 million. The Company’s actual losses may be significantly different than the estimates currently recorded.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of September 25, 2018 and September 26, 2017, the non-controlling interest was 20.7% and 21.8%, respectively.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended September 25, 2018 and September 26, 2017, respectively:

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
(amounts in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$(864)	$424	$2,654	$4,844
Less: net income (loss) attributable to non-controlling interests	$244	$(56)	$(563)	$(1,561)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(620)	$368	$2,091	$3,283
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,552,532	20,329,919	20,498,945	20,259,507
Diluted	20,552,532	20,386,655	20,577,722	20,311,264
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$(0.03)	$0.02	$0.10	$0.16
Diluted	$(0.03)	$0.02	$0.10	$0.16
Below is a reconciliation of basic and diluted share counts
Basic	20,552,532	20,329,919	20,498,945	20,259,507
Dilutive effect of stock options and restricted stock units	—	56,736	78,777	51,757
Diluted	20,552,532	20,386,655	20,577,722	20,311,264

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,403,729 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of September 25, 2018, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,870,309 and 1,275,013 had been granted as of September 25, 2018 and September 26, 2017, respectively. See Note 9 - Management Incentive Plans for additional information. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 2,274 and 1,409 shares and 27,036 and 42,927 shares have been excluded from the diluted EPS for the 13 and 39 weeks ended September 25, 2018 and September 26, 2017, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases. The Company’s operating lease obligations as of September 25, 2018 were approximately $256.3 million. The discounted minimum remaining operating lease obligations will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases and the derecognition of the buildings that the Company has determined that it is the accounting owner of under build-to-suit lease guidance contained in ASC 840. The Company is using their current lease software, which has been enhanced to account for ASC 842, and is continuing the process of validating occupancy information in preparation for the new reporting, disclosure and audit for this standard update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal 2018 using the full retrospective approach and accordingly, has adjusted all prior periods reported for the effect of this new guidance. The new revenue guidance does not have an impact on the recognition of revenue from company-operated restaurants or royalty revenue and development fees from franchisees and licensees. Additionally, the new revenue guidance does not impact the revenue recognized from gift cards. The new guidance does impact the revenue recognition of initial franchise and license fees. Previously, the Company recognized the initial franchise or license fee as revenue when the restaurant opened. Under the new guidance, the Company has identified separate performance obligations over the term of the contract and will recognize revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. The Company recognized a reduction of $0.4 million to retained earnings as the cumulative effect of adoption of this accounting change as of December 26, 2017 with a corresponding increase of deferred franchise income on the condensed consolidated balance sheet. The Company also recognized a decrease in revenue of $29,000 and $70,000, as previously reported, for the 13 and 39 weeks ended September 26, 2017, respectively, as a result of the adoption of this new standard. The Company also recognized a decrease of $0.01 in basic and diluted earnings per share for the 39 weeks ended September 26, 2017 as a result of the revenue adjustments made related to the adoption of this new standard.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of September 25, 2018, which was 20.7%. The amounts of these changes are reflected in the condensed consolidated statements of stockholders’ equity. The amount recorded in equity for the 39 weeks ended September 25, 2018 was $1.5 million. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The following table represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2018	2017	2018	2017
Income (loss) before income taxes of The Habit Restaurants, LLC and its subsidiaries	$(1,184)	$226	$2,622	$6,949
Weighted average non-controlling interests ownership percentage	20.6%	24.8%	21.5%	22.5%
Net income (loss) attributable to non-controlling interests	$(244)	$56	$563	$1,561

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $15.3 million and $21.1 million at September 25, 2018 and December 26, 2017, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	September 25,	December 26,
	2018	2017
Leasehold improvements	$115,289	$96,318
Equipment	64,589	53,563
Furniture and fixtures	27,849	24,702
Buildings under deemed landlord financing	17,688	13,966
Smallwares	2,212	1,899
Vehicles	2,378	2,209
Construction in progress	10,060	13,700
	240,065	206,357
Less: Accumulated depreciation and amortization	(83,456)	(66,401)
	$156,609	$139,956

Depreciation expense was $6.3 million and $4.8 million and $18.0 million and $13.5 million for the 13 and 39 weeks ended September 25, 2018 and September 26, 2017, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded a non-cash impairment charge of $3.1 million for the 13 and 39 weeks ended September 25, 2018. No impairment was recorded in the prior year comparable periods.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55 Costs Incurred by a Lessee Prior to Entering into a Lease Agreement, the Company has determined that it was the accounting owner of a total of 29 buildings under deemed landlord financing as of September 25, 2018 and the accounting owner of a total of 25 buildings under deemed landlord financing as of December 26, 2017, and they are included in the Company’s property and equipment, respectively. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of operations for the 39 weeks ended September 25, 2018 and September 26, 2017 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of (121.26)% and 22.38% for the 39 weeks ended September 25, 2018 and September 26, 2017, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 39 weeks ended September 25, 2018 and September 26, 2017 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 29.97% and 42.00% for the 39 week periods ended September 25, 2018 and September 26, 2017, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of discrete items and the non-controlling interests was disregarded.

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

As of September 25, 2018, the Company’s accounting for the Act is complete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. During the first quarter of fiscal 2018, the Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments, resulting in a reduction in the current portion of the Tax Receivable Agreement liability of $0.7 million that did not impact the Company’s effective tax rate. The Company did not adjust its provisional adjustments during the second and third quarters of fiscal 2018. As of September 25, 2018, the Company has made a reasonable estimate with respect to the limitation on future entertainment and certain employee fringe benefits in accordance with the enactment of the Act that could potentially change the timing of future TRA payments. The Company has applied the limitation to costs applicable under the new limitation. The Company has analyzed the impacts of the legislative change for expected changes to the Company’s policies and do not expect any further changes to its previous estimates.

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

As of September 25, 2018, the Company recorded a liability of $84.0 million, representing the payments due to the Continuing LLC Owners under the TRA. As of September 25, 2018, $1.2 million of the TRA liability is classified as a current liability. The increase of $2.2 million in the TRA liability during the 39 weeks ended September 25, 2018 is primarily a result of updates in estimated future tax savings and also as a result of the exchanges of LLC Units for shares of Class A common stock by the Continuing LLC Owners during the period.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $1.5 million for the 39 week period ended September 25, 2018, and $0.7 million for the 39 week period ended September 26, 2017 and are reflected in the condensed consolidated statements of operations.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 39 weeks ended September 25, 2018 due to changes of the deferred tax assets associated with the tax basis increase was $92,000.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of operations. As of September 25, 2018, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of September 25, 2018, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

On January 4, 2018 the Company executed an irrevocable standby letter of credit for $1.5 million related to the Company’s self-insured workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our Credit Facility. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2019.

Note 8—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2018 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of September 25, 2018, the Company had approximately $8.1 million in such commitments related to new restaurants.

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

Note 9—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The stock-based compensation expense related to the 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2018	2017	2018	2017
Stock-based compensation expense	$687	$675	$2,025	$1,846

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

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 39 weeks ended September 25, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 26, 2017	961,668	$19.41	8.6	$—
Granted	436,000	$9.12
Forfeited	(103,847)	$18.00
Exercised	—	$—
Outstanding and expected to vest at September 25, 2018	1,293,821	$15.82	8.4	$39,123
Exercisable at September 25, 2018	292,398	$21.62	7.5	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of September 25, 2018 and multiplying this result by the related number of options outstanding and expected to vest at September 25, 2018. The fair value of the common stock as of September 25, 2018 used in the above calculation was $15.85 per share, the closing price of the Company’s Class A common stock on September 25, 2018, the last trading day of the third quarter.

There was approximately $3.4 million of total unrecognized compensation costs related to options granted under the Plan as of September 25, 2018. That cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 39 weeks ended September 25, 2018 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 26, 2017	250,552	$18.66	8.7	$2,380,244
Granted	137,796	$9.09
Forfeited	(24,484)	$17.60
Vested	(54,765)	$19.71
Outstanding and expected to vest at September 25, 2018	309,099	$14.29	8.7	$4,899,219

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at September 25, 2018 by the fair value of the common stock as of September 25, 2018. The fair value of the common stock as of September 25, 2018 used in the above calculation was $15.85 per share, the closing price of the Company’s common stock on September 25, 2018, the last trading day of the third quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 25, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.4 million. That cost is expected to be recognized over a weighted average period of 3.4 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of September 25, 2018 there was approximately $0.4 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 0.7 years.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of September 25, 2018, we had 242 locations, which includes 23 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 242 restaurants in 11 U.S. states, the United Arab Emirates and China as of September 25, 2018, which includes 19 franchised and four licensed locations from which we generate revenue, but excludes the eight licensed locations in Santa Barbara County, California. We opened 33 restaurants from December 26, 2017 through September 25, 2018, consisting of 26 company-operated and seven franchised/licensed locations. We expect to open approximately 30 company-operated restaurants and eight to ten franchised/licensed restaurants in 2018. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 39 weeks ended September 25, 2018, 211,765 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 39-week period ended September 25, 2018, 54,765 restricted stock units vested, 31,078 LLC Units were forfeited, and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of September 25, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,644,982 LLC Units, representing a 79.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2013, 2014, 2015, 2016 and 2017 there were 51, 68, 90, 114 and 142 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 39 weeks ended September 25, 2018 there were 162 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly company-operated comparable restaurant sales since 2013:

	Fiscal Year 2013				Fiscal Year 2014				Fiscal Year 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	1.5%	3.4%	3.6%	5.5%	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%
Comparable Restaurants	39	45	47	51	56	60	66	68	72	81	86	90

	Fiscal Year 2016				Fiscal Year 2017				39 Weeks Ended September 25, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable Restaurant Sales	2.0%	4.0%	0.2%	1.7%	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%
Comparable Restaurants	97	107	113	114	119	128	137	142	148	156	162

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

Restaurant Development

The following schedule reflects the number of restaurants opened during a particular reporting period. We closed one company-operated restaurant fiscal year 2017 and we closed one company-operated restaurant in fiscal year 2016. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2015, 2016 and 2017, respectively and for the 39 weeks ended September 25, 2018.

	39 Weeks Ended	Fiscal Year Ended
	September 25, 2018	2017	2016	2015
Company-operated restaurant base
Beginning of period	193	162	137	109
Openings	26	32	26	28
Closures	—	(1)	(1)	—
Restaurants at end of period	219	193	162	137
Franchised/licensed restaurants(1)
Beginning of period	16	10	5	1
Openings	7	6	5	4
Restaurants at end of period	23	16	10	5
Total restaurants
Beginning of period	209	172	142	110
Openings	33	38	31	32
Closures	—	(1)	(1)	—
Restaurants at end of period	242	209	172	142
Year-over-year growth
Total restaurants		21.5%	21.1%	29.1%
(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
Adjusted EBITDA Reconciliation	2018	2017	2018	2017
(amounts in thousands)
Net income (loss)	$(864)	$424	$2,654	$4,844
Non-GAAP adjustments:
Provision (benefit) for income taxes	(307)	(906)	(1,454)	1,397
Interest expense, net	272	185	749	381
Depreciation and amortization	6,348	4,777	17,952	13,492
EBITDA	5,449	4,480	19,901	20,114
Stock-based compensation expense(a)	687	675	2,025	1,846
Loss on disposal of assets(b)	46	19	59	43
Pre-opening costs(c)	658	813	2,384	1,943
Asset impairment(d)	3,082	—	3,082	—
Tax Receivable Agreement liability adjustment(e)	—	688	1,473	688
Exchange related expenses(f)	—	155	130	390
Franchise revenue for terminated agreement(g)	—	—	(501)	—
Adjusted EBITDA	$9,922	$6,830	$28,553	$25,024

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.

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

(d)

Includes costs related to impairment of long-lived assets at the restaurant level. During the 13 weeks ended September 25, 2018, the Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

(e)

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

(f)

This category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its Amended and Restated Limited Liability Company Agreement, (as amended, the “LLC Agreement”).

(g)	This category includes franchise revenue that was recognized for a terminated franchise agreement.

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2017.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $152,000 at September 25, 2018. However, we continue to not recognize interest expense for uncertain tax positions for the period ended September 25, 2018 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of September 25, 2018, we recorded a liability of $84.0 million representing the payments due to the Continuing LLC Owners under the TRA.

Results of Operations

Thirteen Weeks Ended September 25, 2018 Compared to Thirteen Weeks Ended September 26, 2017

The following table presents selected consolidated comparative results of operations for the 13 weeks ended September 25, 2018 compared to the 13 weeks ended September 26, 2017. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 25, 2018		September 26, 2017		$	%
Revenue
Restaurant revenue	$104,124	99.5%	$84,347	99.7%	$19,777	23.4%
Franchise/license revenue	515	0.5%	263	0.3%	252	95.8%
Total revenue	104,639	100.0%	84,610	100.0%	20,029	23.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	30,992	29.8%	26,861	31.8%	4,131	15.4%
Labor and related expenses	35,133	33.7%	28,532	33.8%	6,601	23.1%
Occupancy and other operating expenses	19,436	18.7%	14,781	17.5%	4,655	31.5%
General and administrative expenses	9,843	9.4%	8,281	9.8%	1,562	18.9%
Exchange related expenses	—	—	155	0.2%	(155)	(100.0)%
Depreciation and amortization expense	6,348	6.1%	4,777	5.7%	1,571	32.9%
Pre-opening costs	658	0.6%	813	1.0%	(155)	(19.1)%
Asset impairment	3,082	3.0%	—	0.0%	3,082	*
Loss on disposal of assets	46	0.0%	19	0.0%	27	142.1%
Total operating expenses	105,538	100.9%	84,219	99.5%	21,319	25.3%
Income (loss) from operations	(899)	(0.9)%	391	0.5%	(1,290)	(329.9)%
Other expenses
Tax Receivable Agreement liability adjustment	—	—	688	0.8%	(688)	(100.0)%
Interest expense, net	272	0.3%	185	0.2%	87	47.0%
Income (loss) before income taxes	(1,171)	(1.1)%	(482)	(0.6)%	(689)	142.9%
Provision (benefit) for income taxes	(307)	(0.3)%	(906)	(1.1)%	599	(66.1)%
Net income (loss)	$(864)	(0.8)%	$424	0.5%	$(1,288)	(303.8)%

Restaurant revenue. Restaurant revenue increased $19.8 million, or 23.4%, for the 13 weeks ended September 25, 2018 as compared to the 13 weeks ended September 26, 2017, primarily due to a $10.5 million increase in sales from new restaurants which were opened in the current year and a $5.9 million increase in sales from restaurants opened prior to the 2018 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.7 million, or 3.6%, in the 13 weeks ended September 25, 2018 as compared to the comparable 2017 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 7.0% partially offset by a decrease in traffic of 3.4% in the 13 weeks ended September 25, 2018 as compared to the comparable 2017 period. The increase in revenue was also due in part to increased revenue of $0.8 million for catering trucks during the 13 weeks ended September 25, 2018 as compared to the 13 weeks ended September 26, 2017. We had nine catering trucks operating in the 13 weeks ended September 25, 2018 compared to eight catering trucks operating in the 13 weeks ended September 26, 2017. The revenue increase was partially offset by a decrease in sales of $0.1 million due to the closure of one restaurant in fiscal year 2017.

Franchise/license revenue. Franchise/license revenue increased $0.3 million for the 13 weeks ended September 25, 2018 compared to the comparable 2017 period, mainly due to an increase in royalty revenue of $0.1 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations. The increase was also partially due to an increase in franchise fees recognized during the 13 weeks ended September 25, 2018 of $0.1 million. We opened three franchise/license restaurants in the current period compared to one restaurant opened in the comparable 2017 period.

Food and paper costs. Food and paper costs increased $4.1 million, or 15.4%, for 13 weeks ended September 25, 2018 as compared to the comparable 2017 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 29.8% in the 13 weeks ended September 25, 2018 from 31.8% in the prior year quarter. This decrease was primarily driven by decreases in the costs of beef, other proteins and produce as well as the impact of carrying an approximate 6% price increase during the quarter, partially offset by increases in the cost of potatoes in the current period.

Labor and related expenses. Labor and related expenses increased $6.6 million, or 23.1%, for the 13 weeks ended September 25, 2018 as compared to the comparable 2017 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses decreased slightly to 33.7% in the third quarter of 2018 compared to 33.8% in the comparable quarter of 2017 primarily due to the increase in restaurant sales which was driven in part by the impact of carrying an approximate 6% price increase during the quarter. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $4.7 million, or 31.5%, for the 13 weeks ended September 25, 2018 as compared to the comparable period in 2017, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 18.7% in the third quarter of 2018 from 17.5% in the comparable quarter of 2017 primarily due to higher call center, on-line and delivery costs as we have rolled out the option of delivery in a significant number of our restaurants this year. In addition, there were higher common area maintenance, repairs and maintenance, rent and utility costs in the current period as a percentage of restaurant revenue that was partially offset by lower advertising costs in the current period. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $1.6 million, or 18.9%, for the third quarter of 2018 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision as well as increased incentive compensation expense as a result of improved financial performance. As a percentage of revenue, general and administrative expenses decreased to 9.4% for the 13 weeks ended September 25, 2018 compared to 9.8% in the comparable quarter of 2017.

Exchange related expenses. There were no exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, for the third quarter of 2018 compared to expenses of $0.2 million in the prior year quarter.

Depreciation and amortization expenses. Depreciation and amortization increased $1.6 million, or 32.9%, for the third quarter of 2018 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% in the third quarter of 2018 compared to 5.7% in the comparable quarter of 2017.

Pre-opening costs. Pre-opening costs decreased $0.2 million for the third quarter of 2018 as compared to the prior year quarter. We opened eight new company-operated restaurants in the third quarter of 2018 compared to opening six new company-operated restaurants in the third quarter of 2017. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.6% in the third quarter of 2018 compared to 1.0% in the comparable quarter of 2017.

Asset impairment. Asset impairment expense was $3.1 million for the third quarter of 2018. There was no impairment recorded in the prior year period. The Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million in the third quarter of 2018.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. There was no TRA expense for the 13 weeks ended September 25, 2018 as compared to $0.7 million in the comparable prior year period.

Interest expense, net. Interest expense, net was $0.3 million for the third quarter of 2018 as compared to $0.2 million in the prior year quarter. The increase in interest expense is primarily attributed to higher interest expense from more deemed landlord locations.

Provision for income taxes. Income tax benefit was $0.3 million for the third quarter of 2018 compared to an income tax benefit of $0.9 million in the prior year quarter.

Thirty Nine Weeks Ended September 25, 2018 Compared to Thirty Nine Weeks Ended September 26, 2017

The following table presents selected consolidated comparative results of operations for the 39 weeks ended September 25, 2018 compared to the 39 weeks ended September 26, 2017. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	39 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 25, 2018		September 26, 2017		$	%
Revenue
Restaurant revenue	$297,574	99.4%	$245,704	99.7%	$51,870	21.1%
Franchise/license revenue	1,865	0.6%	833	0.3%	1,032	123.9%
Total revenue	299,439	100.0%	246,537	100.0%	52,902	21.5%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	89,524	30.1%	75,955	30.9%	13,569	17.9%
Labor and related expenses	101,122	34.0%	81,566	33.2%	19,556	24.0%
Occupancy and other operating expenses	53,174	17.9%	41,469	16.9%	11,705	28.2%
General and administrative expenses	28,590	9.5%	24,369	9.9%	4,221	17.3%
Offering and exchange related expenses	130	0.0%	390	0.2%	(260)	(66.7)%
Depreciation and amortization expense	17,952	6.0%	13,492	5.5%	4,460	33.1%
Pre-opening costs	2,384	0.8%	1,943	0.8%	441	22.7%
Asset impairment	3,082	1.0%	—	0.0%	3,082	*
Loss on disposal of assets	59	0.0%	43	0.0%	16	37.2%
Total operating expenses	296,017	98.9%	239,227	97.0%	56,790	23.7%
Income from operations	3,422	1.1%	7,310	3.0%	(3,888)	(53.2)%
Other expenses
Tax Receivable Agreement liability adjustment	1,473	0.5%	688	0.3%	785	114.1%
Interest expense, net	749	0.3%	381	0.2%	368	96.6%
Income before income taxes	1,200	0.4%	6,241	2.5%	(5,041)	(80.8)%
Provision (benefit) for income taxes	(1,454)	(0.5)%	1,397	0.6%	(2,851)	(204.1)%
Net income	$2,654	0.9%	$4,844	2.0%	$(2,190)	(45.2)%

*Not Calculable

Restaurant revenue. Restaurant revenue increased $51.9 million, or 21.1%, for the 39 weeks ended September 25, 2018 as compared to the 39 weeks ended September 26, 2017, primarily due to a $19.7 million increase in sales from new restaurants which were opened in the current year and a $29.0 million increase in sales from restaurants opened prior to the 2018 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.6 million, or 1.2%, in the 39 weeks ended September 25, 2018 as compared to the comparable 2017 period. The comparable restaurant sales consisted of an increase in average transaction amount of 4.2% offset by a decrease in traffic of 3.0% in the 39 weeks ended September 25, 2018 as compared to the comparable 2017 period. The increase in revenue was also due in part to increased revenue of $1.1 million for catering trucks during the 39 weeks ended September 25, 2018 as compared to the 39 weeks ended September 26, 2017. We had nine catering trucks operating in the 39 weeks ended September 25, 2018 compared to eight catering trucks operating in the 39 weeks ended September 26, 2017. The revenue increase was partially offset by a decrease in sales of $0.5 million due to the closure of one restaurant in fiscal year 2017.

Franchise/license revenue. Franchise/license revenue increased $1.0 million for the 39 weeks ended September 25, 2018 compared to the comparable 2017 period, partially due to an increase in franchise fee revenue of $0.6 million in the current period as compared to the prior period, which was mainly due to revenue recognized for a terminated franchise agreement. The increase in franchise/license revenue was also attributed to an increase in royalty revenue of $0.4 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $13.6 million, or 17.9%, for 39 weeks ended September 25, 2018 as compared to the comparable 2017 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.1% in the 39 weeks ended September 25, 2018 from 30.9% in the prior year period. This decrease was primarily driven by decreases in the costs of beef and produce partially offset by increases in the cost of potatoes in the current period.

Labor and related expenses. Labor and related expenses increased $19.6 million, or 24.0%, for the 39 weeks ended September 25, 2018 as compared to the comparable 2017 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 34.0% in the 39 weeks ended September 25, 2018 compared to 33.2% in the comparable period of 2017. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour.  In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $11.7 million, or 28.2%, for the 39 weeks ended September 25, 2018 as compared to the comparable period in 2017, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 17.9% in the 39 weeks ended September 25, 2018 from 16.9% in the comparable period of 2017 primarily due to higher call center, on-line and delivery costs as we have rolled out the option of delivery in a significant number of our restaurants this year, and higher rent costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $4.2 million, or 17.3%, for the 39 weeks ended September 25, 2018 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.5% for the 39 weeks ended September 25, 2018 compared to 9.9% in the comparable period of 2017.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.1 million for the 39 weeks ended September 25, 2018 compared to $0.4 million in the comparable prior year period.

Depreciation and amortization expenses. Depreciation and amortization increased $4.5 million, or 33.1%, for the 39 weeks ended September 25, 2018 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.0% in the 39 weeks ended September 25, 2018 compared to 5.5% in the comparable period of 2017.

Pre-opening costs. Pre-opening costs increased $0.4 million for the 39 weeks ended September 25, 2018 as compared to the prior year period. We opened 26 new company-operated restaurants in the 39 weeks ended September 25, 2018 compared to opening 19 new company-operated restaurants in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs remained flat at 0.8% in the 39 weeks ended September 25, 2018 and the 39 weeks ended September 26, 2017, respectively.

Asset impairment. Asset impairment expense was $3.1 million for the 39 weeks ended September 25, 2018. There was no impairment recorded in the prior year period. The Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million in the 39 weeks ended September 25, 2018.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $1.5 million for the 39 weeks ended September 25, 2018 as compared to $0.7 million in the comparable prior year period.

Interest expense, net. Interest expense, net was $0.7 million for the 39 weeks ended September 25, 2018 as compared to $0.4 million in the comparable prior year period. The increase in interest expense is attributed to higher deferred financing fees on our current credit facility and higher interest expense from more deemed landlord locations.

Provision (benefit) for income taxes. There was an income tax benefit of $1.5 million for 39 weeks ended September 25, 2018 compared to income tax expense of $1.4 million in the comparable prior year period.

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

Potential Impacts of Market Conditions on Capital Resources

Until recently, we have consistently experienced increases in comparable restaurant sales and operating cash flows. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends as evidenced in our recent results.

We believe that expected cash flow from operations and our existing cash balance at September 25, 2018 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at September 25, 2018 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 26, 2017 to September 25, 2018 were comprised of a $2.6 million increase in current assets and a $9.8 million increase in current liabilities. The increase in current assets was primarily due to a $2.2 million increase in cash primarily attributed to the timing of payables and accrued expenses. The increase in current liabilities was primarily attributed to higher employee-related accruals of $7.8 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	39 Weeks Ended
	September 25,	September 26,
(amounts in thousands)	2018	2017
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$36,910	$29,969
Net cash used in investing activities	(34,243)	(30,636)
Net cash used in financing activities	$(420)	$(1,436)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $6.9 million to $36.9 million for the 39 weeks ended September 25, 2018 from $30.0 million for the 39 weeks ended September 26, 2017. There was an increase in the current period in restaurant contribution partially offset by increased general and administrative expenses. The effect of these changes created an increase in cash provided by operations of $2.8 million. There was an increase in cash provided in the current period of $4.6 million related to the change in employee related accruals and an increase in cash provided in the current period of $1.1 million related to the change in accounts receivable partially offset by a decrease in the current period of $0.9 million related to the change in accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $3.6 million to $34.2 million for the 39 weeks ended September 25, 2018 from $30.6 million for the 39 weeks ended September 26, 2017. There were 26 company-operated restaurants opened during the 39 weeks ended September 25, 2018 compared to 19 company-operated restaurants opened during the 39 weeks ended September 26, 2017. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $1.0 million to $0.4 million for the 39 weeks ended September 25, 2018 from $1.4 million for the 39 weeks ended September 26, 2017. The difference was mainly attributed to lower tax distributions in the current period of $0.8 million.

Credit Facility

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. We incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of operations.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of September 25, 2018, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of September 25, 2018, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our Credit Facility. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2019.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 25, 2018, as well as our long-term obligations:

(amounts in thousands)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations(2)	256,329	6,339	56,736	55,374	137,880
Deemed landlord financing(3)	11,787	354	2,783	2,803	5,847
Purchase obligations(4)	1,044	226	818	—	—
Total	$269,160	$6,919	$60,337	$58,177	$143,727

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. There were no borrowings on the facility as of September 25, 2018 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. This letter of credit is a reduction of the borrowing capacity of our Credit Facility. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2019.

(2)	Includes minimum rental payments that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes principal and interest payments during the lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of September 25, 2018, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of September 25, 2018, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs has had an impact on our 39 weeks ended September 25, 2018 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 25, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Habit Restaurants, Inc.
(Registrant)

October 31, 2018	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)