Form 10-K
period 2018-12-25
Habit Restaurants, Inc.
filed 2019-03-01
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2018

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

As of June 26, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $212 million.

As of February 25, 2019, there were 20,678,350 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 5,378,050 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

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

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. All years presented in this 10-K contain 52 weeks. Fiscal years 2014, 2015, 2016, 2017 and 2018 ended on December 30, 2014, December 29, 2015, December 27, 2016, December 26, 2017, and December 25, 2018, respectively.

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
•

Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the price for our original Charburger with cheese ranges from $3.95 to $4.59 at our company-operated locations, which is below similar items on the menus of most competing fast casual restaurants.

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

See Note 1 to our consolidated financial statements for additional information about our business organization, our initial public offering (“IPO”) and transactions completed in connection with our IPO.

Performance Overview

Our disciplined growth strategy has enabled growth across all of our key performance metrics, including the number of new restaurant openings, comparable restaurant sales, average unit volumes (“AUVs”), revenue, net income and Adjusted EBITDA.

•

The Habit has grown from 26 locations in California as of December 31, 2009 to 247 locations in 11 states, as well as internationally in China as of December 25, 2018 and we had a compound annual growth rate of our units from 2009 to 2018 of 28.4%;

•	We have grown our company-operated restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.9 million for fiscal year 2018, representing an increase of 49.9%; and
•

From fiscal year 2009 to fiscal year 2018, our revenue increased from $28.1 million to $402.1 million, income from operations increased from $0.3 million to $5.2 million and Adjusted EBITDA increased from $1.9 million to $37.4 million.

For the definition and reconciliation of Adjusted EBITDA, a non-GAAP term, to net income, see the section entitled “Item 6, Selected Financial Data.’’ Management has determined that we have one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial performance and allocates resources at a consolidated level on a recurring basis.

Our Competitive Strengths—“The Habit Difference”

Quality. Quality is a key ingredient in everything we do and our commitment to quality starts with our food. The Habit offers a diverse menu featuring a distinctive char-grilled preparation technique to deliver an appealing variety of burgers, chicken, tuna and steak featured in our sandwiches and salads, which are made-to-order using fresh ingredients. Chargrilling is part of what gives our entrées at the Habit bold flavors and we believe “it’s not the same, without the flame!”

It is our mission to become everyone’s favorite Habit, one burger at a time. We believe that every burger should be made-to-order, char-grilled over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries. Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 59% of our entrée revenue for the fiscal year ended December 25, 2018. Our sandwich selection offers a variety of choices, featuring sushi-grade tuna, fresh chicken and USDA choice steak and we also offer a variety of salad options, which are key to further diversifying our menu.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents. Our average restaurant size is between 2,000 and 2,800 square feet and features booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 25, 2018.

Hospitality. We hire and train individuals who share our passion for food and deliver friendly, attentive service by engaging customers the moment they enter our restaurants and maintaining this level of service throughout their visit. We believe our ability to deliver high-quality service is a function of our relationship with our employees, and we therefore focus on fostering an atmosphere of teamwork and support with a clear path toward promotion within the company. We have developed a proprietary training system for professional development of the entire team, and we believe that by offering our employees great opportunities for ongoing professional development, they in turn remain committed to providing our customers with an experience that exceeds expectations.

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit’s formula brings a highly differentiated experience to the fast casual restaurant segment by combining the quality, convenience and hospitality commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. The price for our char-grilled, made-to-order Charburger combination meal with fries and a regular drink ranges from $7.49 to $8.73 at our company-operated locations, which provides our customers with a meal that is priced below comparable menu options at many competing fast casual restaurant alternatives.

Productive Restaurants

For the 52 weeks ended December 25, 2018, our restaurants that had been open for 12 months or more had an AUV of approximately $1.9 million and generated cash-on-cash returns in excess of 40%.

Our restaurant model is designed to generate high sales volumes and high cash-on-cash returns.

Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.9 million for the fiscal year ended December 25, 2018 at our relatively low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of approximately 4,000 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school gathering spot for students, a social venue for seniors or an affordable restaurant for families. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $752 for the fiscal year ended December 25, 2018.

Broad Customer Appeal

Based on a 2014 external research report and a third-party customer satisfaction survey, our customer base is well-balanced with 55% male customers and 45% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Over 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 25, 2018, which in turn contributed to our strong AUVs.

Site Development and Expansion

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We have developed a targeted site acquisition and qualification process that incorporates our management’s experience as well as extensive data collection, analysis and interpretation. Our restaurant development efforts are led by our highly experienced senior management team and our in-house real estate team. Collectively, they have extensive experience identifying and qualifying suitable restaurant locations with restaurant concepts such as The Cheesecake Factory, Panda Express, Baja Fresh Mexican Grill, Jack in the Box, El Pollo Loco, Mimi’s Café, Black Bear Diner, Smashburger and Rubio’s Fresh Mexican Grill.

Our site selection process includes extensive data collection, strategic mapping and competitive analysis and we proactively seek new restaurant locations based on specific criteria, such as demographic characteristics, daytime population and residential density thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. Our restaurant concept works in a range of location types due to the flexibility of our restaurant design, the balanced sales mix across day parts and guest demographics. Most of our restaurants are located in grocery anchored strip centers, power centers anchored by big box regional retailers and free-standing locations. To assist in our analysis of a potential restaurant location, we focus on locating near traffic generators, such as office buildings, hospitals, movie theaters, recreational parks, high schools and colleges, as well as preferred co-tenants with similar customer demographics to The Habit. While we have typically targeted end-cap locations, we have expanded the number of drive-thru locations in our store openings and we also have the flexibility to operate inline and free-standing locations. We believe there is an opportunity to open more drive-thru locations going forward, which require increased investment costs but generate higher AUVs and generally result in a return on investment similar to our traditional locations. Our ability to succeed in various trade area and real estate types has provided us with flexibility in our market development strategy and has lowered operating risk when selecting new restaurant locations.

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

Our new restaurant model targets an average investment of approximately $895,000, net of tenant allowances for traditional non-drive-thru locations and approximately $1,075,000, net of tenant allowances, for drive-thru locations, which blends to an average target investment of $1,025,000, net of tenant allowances. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

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

A meaningful portion of our customers also visit The Habit for on-the-go meals, where speed and efficiency are of utmost importance. We offer mobile and online ordering supported by a dedicated call center to enhance the ordering experience. In 2018, we added the option of delivery in the majority of our restaurants. We are also using tablets in selected restaurants to expedite drive-thru ordering and are also using the tablets for in-store use in selected locations to facilitate faster customer ordering during peak hours. We are also piloting an enhanced mobile ordering application and we are testing a kiosk solution as ordering alternatives for our customers. We value our customers’ time and target an average cook time of six to eight minutes to complete the order, allowing our teams to properly execute the made-to-order preparation of our fresh ingredients and still cater to the busy schedules of our customers.

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

We employ a customer-centered approach to our restaurant operations, which we also believe is fundamental to our success. Each of our restaurants is typically staffed with a restaurant manager, at least two assistant managers and an average of approximately 25 dedicated team members who prepare our food fresh daily and deliver outstanding customer service. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Our District Managers are, on average, responsible for approximately five restaurants, which allows them to visit each restaurant regularly and maintain a frequent dialogue with our restaurant managers. Similarly, our Directors of Operations are each responsible for between approximately six and nine districts to ensure they are accessible and attentive to the needs and performance of the restaurants in their regions.

In addition, we conduct quarterly operating reviews by our in-house quality assurance team members of each of our restaurants to ensure that each restaurant meets our high operational standards. Food safety is a top priority, and we dedicate substantial resources, which includes our supply chain and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to ensure food quality and mitigate safety risks. Our restaurants undergo internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers.

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

Our management, operations and training philosophy underscore the importance of professional and personal development for every one of our employees. Our professional development procedures include various process calendars and individual milestones which are overseen at the executive level by our Chief Quality Officer. Our restaurant-level managers are incentivized to instill a culture of excellence and drive the development of their employees. A significant component of management’s restaurant-level bonus is based on the ability to properly train and support employees. We often have dozens of managers-in-training at a given time to ensure that we have a pipeline of quality management candidates to support our new restaurants. We have complemented our training and development programs with valuable systems and tools, such as a cloud-based system to deliver proprietary training tools to our employees that also serves as a progress tracking mechanism. Our internal training system, also known as “Flame” training, creates customized progression plans for each restaurant-level employee and is available for review by all members of management. We believe that the hands-on approach we take to provide personal and professional development to every team member contributes to our ability to consistently deliver a high-quality customer experience.

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

Our in-restaurant back office systems are designed to assist in the management of our restaurants by providing quick access to sales information as well as labor and food cost management tools. The systems also provide corporate headquarters and restaurant operations management quick access to detailed business data and reduces restaurant managers’ time spent on administrative needs. The systems also provide sales, bank deposit and variance data to our accounting department on a daily basis. For company-operated restaurants, we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly reporting on key measures for each location with final reports following the end of each period. Our restaurant managers also have the ability to submit food and operating supply orders electronically to our distribution network. Some of the additional systems that we use include a cloud-based information system, paperless employee files, proprietary on-line Flame training system and a customized labor deployment tool. All of our restaurant systems can be accessed by multi-functional hand-held tablets. Our systems and data are protected by advanced communication and data security systems.

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-operated restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. At the end of fiscal 2018 we had 19 franchise locations and five licensed restaurants from which we earn revenue.

We currently have five license agreements where we typically receive an initial license fee per restaurant that is opened and we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreements. As of December 25, 2018, we have five licensed locations opened under these agreements, which operate in California and Arizona.

We have an international franchise agreement for the development of restaurants in the Shanghai area. We received an initial development fee and initial franchise fees under the agreement.  Additionally, we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We currently have four locations opened under this agreement.

We have six domestic franchise agreements where we typically receive an initial franchise fee per restaurant that is opened. Additionally, we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreements. As of December 25, 2018, we have 15 franchised locations opened under these agreements, which operate in Nevada and Washington.

We intend to expand the number of franchised and licensed restaurants on a disciplined basis as we develop our franchise and license program, and we have a seasoned Chief Global Business Partnership Officer to oversee our strategy to build brand awareness and drive market penetration. We have focused our franchisee and licensee development efforts on experienced, well-capitalized partners that have operating resources, local market knowledge and a capacity to build 10 or more restaurants in their respective markets.

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

Our marketing efforts, headed by our Chief Brand Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize social and targeted digital media such as Facebook, Twitter, Yelp and Instagram to generate buzz and promote our brand. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our 10 custom designed Habit Burger Grill trucks to provide event catering services and have plans to add two additional catering trucks within the next year. As of December 25, 2018, we operated 10 catering trucks in California that serve the greater Los Angeles, Orange County and San Diego areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in many instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. These trucks enable us to reach new consumers who may be outside our restaurant footprint by promoting new trials and extending brand awareness. We also utilize a free Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.
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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire high-quality ingredients and other necessary supplies that meet our specifications from reliable suppliers. We currently have four food distributor agreements, and we contract with them for the majority of our food and supplies. The food and supplies we purchased from our food distributors primarily consist of various proteins, such as fresh ground beef, chicken, sushi-grade tuna and USDA choice tri-tip steak. We also purchase from our food distributors beverages, paper and packaging products, produce, dairy and other grocery items, as well as a variety of kitchen and cleaning supplies needed to support our restaurant operations. We carefully selected our distributors based on their quality, understanding of our brand and ability to support our growth. We will continue to regularly evaluate all of our distributors to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.

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

Competition

We primarily compete in the fast casual restaurant segment, but we also compete with restaurants in other segments, such as traditional fast food and casual dining. We believe the fast casual restaurant segment is competitive with these other restaurant segments with respect to food quality, price and value relationships, ambience, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of food products and supplies, labor and government laws and regulations. We also recognize however, that both the fast food and casual dining segments have continued to significantly increase their levels of discounting.

We believe that we have a favorable competitive stance in the fast casual restaurant segment and represent an alternative concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2014, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill, Panera Bread Company and Panda Express, along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries and Smashburger, among others. For additional information regarding the risks we face from competition in our segments, see “Risk Factors— Risks Related to Our Business and Industry—We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.”

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our average per customer spend of $9.04 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a meaningful foundation for our continued growth.

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

Employees

As of December 25, 2018, we had 6,093 employees, including 172 field supervision/corporate personnel and 5,921 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

The consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively the “Company”). In November 2014, we completed our IPO. In connection with our IPO, The Habit Restaurants, LLC completed a series of recapitalization transactions (the “Recapitalization”), in order to reorganize our capital structure in preparation of the IPO. Each share of The Habit Restaurants, Inc. Class A common stock corresponds to an economic interest held (directly or indirectly) by The Habit Restaurants, Inc. in The Habit Restaurants, LLC. Members of The Habit Restaurants, LLC are entitled to a proportionate share of the distributions and earnings of The Habit Restaurants, LLC, provided that The Habit Restaurants, Inc., as the managing member of The Habit Restaurants, LLC, is entitled to non-pro rata distributions for certain fees and expenses.

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

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 40 restaurants in 2018, consisting of 30 company-operated restaurants and 10 franchised/licensed locations and we opened 38 restaurants in 2017, consisting of 32 company-operated restaurants and six franchised/licensed locations. However, we may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

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

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, methods of ordering, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. In addition, both fast food and casual dining segments have implemented deep discounting strategies to attract consumers. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets may present increased risks.

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, product costs, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve desired AUVs at a slower rate. We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. However, we cannot assure you that this will occur for future restaurant openings. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenue and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant revenue and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
•	changes in consumer preferences and discretionary spending;
•	inability to successfully adapt to changes in consumers ordering needs as technology evolves;
•	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•	increases in prices for commodities, including, but not limited to, beef and other proteins;
•	inefficiency in our labor costs as the staff gains experience;
•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	temporary and permanent site characteristics of new restaurants;
•	changes in government regulation; and
•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and to continue to selectively enter into new markets. In order to build new restaurants, both traditional and drive-thru locations, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef is our largest commodity expenditure and accounts for approximately 16% of our total food and paper costs, or 5% of our total costs in the fiscal year ended December 25, 2018. As of December 25, 2018, we did not purchase beef or our produce with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef and produce is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

We opened 40 restaurants in 2018, consisting of 30 company-operated restaurants and 10 franchised/licensed locations. We intend to continue to grow our restaurant base in future years. Our growth strategy and the substantial investment associated with the development of each new traditional or drive-thru restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited control over our franchisees or licensees and our franchisees or licensees could take actions that could harm our business.

A part of our expected growth strategy is to continue partnering with franchisees. As of December 25, 2018, seven franchisees/licensees operated all of our domestic franchised/licensed locations and one franchisee operated all of our international franchised locations. We have limited control over our franchisees and licensees, and they could take actions that could harm our business. Franchisees and licensees are independent contractors and are not our employees, and we will not exercise control over their day-to-day operations. We provide training and support to franchisees and licensees, but the quality of franchised or licensed restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees and licensees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees or licensees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees or licensees, may suffer materially and system-wide sales could decline significantly.

Franchisees and licensees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our, and their rights and obligations under franchise and development agreements or license agreements, respectively. This may lead to disputes with our franchisees or licensees in the future. These disputes may divert the attention of our management and our franchisees or licensees from operating our restaurants and affect our image and reputation and our ability to attract franchisees or licensees in the future, which could have a material adverse effect on our business, financial condition and results of operations.

There are eight Habit Burger Grill locations in Santa Barbara County, California, operated under a license agreement by our former chief executive officer, for which we receive no royalties or revenue.

Our former chief executive officer, Brent Reichard, and our co-founder, Bruce Reichard, operate eight The Habit Burger Grill restaurants in Santa Barbara County, California through Reichard Bros. Enterprises, Inc., pursuant to license agreements entered into in 2004, as amended and restated in 2007 and as further amended in October 2014 (the “Reichard License”). We do not receive any royalties or other revenue from these locations, and pursuant to the terms of the Reichard License, we are prohibited from opening any company-operated locations in Santa Barbara County, California. Reichard Bros. Enterprises, Inc. is also entitled, pursuant to the terms of the Reichard License, to open additional locations in Santa Barbara County, California. The Reichard License contains quality control provisions, and provides that we may terminate the Reichard License if Reichard Bros. Enterprises, Inc. fails to comply with any material provisions thereof. Nevertheless, if Reichard Bros. Enterprises, Inc. does not successfully operate its licensed restaurants in a manner consistent with our standards and requirements it may have a material adverse effect on our business, financial condition and results of operations.

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

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 52.4% of our revenue in fiscal year 2018, approximately 54.4% in fiscal year 2017 and approximately 56.9% in fiscal year 2016. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2018, unemployment in California was 4.2% compared to the U.S. unemployment rate of 3.9%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. Starting in the first fiscal quarter of 2017 we transitioned from one food distributor to four new distributors covering different markets. One of those distributors, Shamrock Foods Company, supplied us with approximately 68.7% of our food supplies in the fiscal year ended December 26, 2017 and 80.9% of our food supplies in the fiscal year ended December 25, 2018. In December 2018 we entered into a new agreement to replace one of our four food distributors. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

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

In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. The PPACA requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We began offering such benefits in August 2015, and have incurred additional expenses due to organizing and maintaining the plan which is more expensive on a per person basis and for an increased number of employees who have elected to obtain coverage through a healthcare plan we subsidize in part. If we fail to continue to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. The future costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the modifications made under the Tax Cuts and Jobs Act had no impact on the employer mandate. However, we cannot predict the ultimate content, timing or impact of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business, financial condition and results of operations, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be negatively impacted. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to align with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Although none of our employees are currently covered under collective bargaining agreements, if a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. Beginning in fiscal year 2018 we moved to a modified self-insurance workers’ compensation program. We are responsible for workers’ compensation insurance claims up to a specified amount. We maintain a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. Should claims occur in greater amounts than we have expected, our accruals may not be sufficient and we may record additional expenses. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour, after being raised to $11.00 per hour on January 1, 2018. Legislation is currently in place that increases the minimum wage in the State of California gradually over the next few years to $15.00 by January 1, 2022. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if menu prices are increased by us to cover future increased labor costs, the higher menu prices could adversely affect customer traffic which would reduce sales and thereby reduce our margins.

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

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify”

program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Because a component of our strategy is to continue to grow our franchised business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

As of December 25, 2018, four of our 24 franchised/licensed locations were located outside the United States and we expect to continue to expand our franchised/licensed locations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

•	recessionary or expansive trends in international markets;
•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which our franchisees/licensees operate;
•	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
•	the presence and acceptance of varying levels of business corruption in international markets;
•

the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increase in taxes paid and other changes in applicable tax laws;

•	the difficulties involved in managing an organization doing business in many different countries;
•	interruption of the supply of product;
•

the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;

•	increase in an anti-American sentiment and the identification of the franchised/licensed Habit brand as an American brand;
•	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and
•	political and economic instability.

Any or all of these factors may adversely affect the performance of franchise or licensing revenues we receive from our franchised/licensed restaurants located in international markets. The economy of any region in which our restaurants are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international franchised/licensed operations increase, these risks will become more pronounced.

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have issued new regulations which will require lessees to capitalize operating leases in their financial statements effective for fiscal years beginning after December 15, 2018. This change will require us to record significant right of use assets and lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material and sometimes adverse effect on the reporting of our business, financial condition and results of operations.

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

As of December 25, 2018, investment funds affiliated with KarpReilly beneficially owned 1.1% of our outstanding Class A common stock and 47.5% of our outstanding Class B common stock, which aggregates to 10.7% of our voting power. Although their voting power is below 50%, KarpReilly may be able to influence the election of members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, and two of our directors, Christopher K. Reilly and Allan W. Karp, who are affiliated with KarpReilly, will continue to serve on our board of directors.

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

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the IPO, the April 2015 Offering, and the exchanges of economic, non-voting interests in The Habit Restaurants, LLC (the “LLC Units”) for shares of Class A common stock by the Continuing LLC Owners that have occurred through the end of fiscal 2018, would aggregate to approximately $97.3 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $82.7 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The actual amounts may materially differ from these hypothetical amounts.

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

If the Internal Revenue Service (the “IRS”) or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the TRA and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the agreement will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the TRA could exceed our actual tax savings, and we may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

The recently passed comprehensive tax reform bill could result in The Habit Restaurants, LLC being required to make excess cash distributions to us, which could adversely affect our business and financial condition.

As a result of the Tax Cuts and Jobs Act and other factors, The Habit Restaurants, LLC may make cash distributions to us in excess of our cash needs, and the impact of such excess distributions could be adverse. The Habit Restaurants, LLC operates as a limited liability company that is treated as a partnership for federal and state income tax purposes and is not itself subject to federal and state income tax (except that it may be required to pay an “imputed underpayment” and related interest and penalties in the event of an audit by the IRS, which would adversely affect us). Instead, we, and each other member of The Habit Restaurants, LLC, are required to recognize its allocable share of The Habit Restaurants, LLC’s income, gain, loss, deduction and credit (and each item thereof), as determined for tax purposes, on its U.S. federal income tax return for each taxable year of The Habit Restaurants, LLC ending with or within its taxable year, regardless of whether any distributions of cash or other property are made from The Habit Restaurants, LLC to us. As a result, the LLC Agreement of The Habit Restaurants, LLC contains a “tax distribution” provision that generally obligates The Habit Restaurants, LLC to make cash distributions to its members, including us, in an amount determined by multiplying the highest marginal rate applicable to any member of The Habit Restaurants, LLC by the amount of net income and/or gain allocable to each member of The Habit Restaurants, LLC. The members of The Habit Restaurants, LLC include individuals.  In light of the fact that (i) the Tax Cuts and Jobs Act has created a significant difference between the income tax rate that generally applies to entities that are treated as corporations for U.S. federal tax purposes, such as us, and the highest marginal tax rate that applies to individuals and (ii) the tax distributions made by The Habit Restaurants, LLC will be based on the higher rate generally applicable to individuals, we expect to receive tax distributions from The Habit Restaurants, LLC in excess of the amount we require to pay our U.S. federal, state and local income taxes. We will need to determine how to deploy such excess cash. In addition, it is possible that the requirement to make excess tax distributions to us will result in The Habit Restaurants, LLC having insufficient cash to meet its cash needs or foregoing otherwise attractive investment opportunities, the consequences of which may be adverse to The Habit Restaurants, LLC, which in turn will result in adverse consequences to us.

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

The market price and trading volume of our Class A common stock has been and will likely continue to be volatile for the foreseeable future, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The high and low share prices for fiscal year 2018 were $18.30 and $8.11, respectively. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this annual report and others such as:

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the date on which we are deemed to be a “large accelerated filer” (as that term defined in Rule 12b-2 under the Exchange Act), (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO which is December 31, 2019.

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

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 25, 2018, we had 247 locations in 11 states and China, including franchised/licensed locations (excluding eight licensed locations in Santa Barbara County, California). We operate a variety of restaurant formats, including end-cap, free-standing, inline, end-cap drive-thru and traditional stand-alone drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of company-operated and franchised/licensed restaurants by geographic location as of December 25, 2018.

	Company-	Franchised/
	Operated	Licensed(1)	Total
California	171	4	175
Arizona	12	1	13
Utah	11	—	11
Florida	10	—	10
New Jersey	9	—	9
Maryland	4	—	4
Idaho	3	—	3
Virginia	2	—	2
Pennsylvania	1	—	1
Nevada	—	8	8
Washington	—	7	7
Domestic	223	20	243
China	—	4	4
International	—	4	4
Total	223	24	247

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

We opened 40 restaurants in 2018, consisting of 30 company-operated restaurants and 10 franchised/licensed locations. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2019.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our new restaurant model targets an average cash investment of approximately $895,000, net of tenant allowances, for traditional non-drive-thru locations and approximately $1,075,000, net of tenant allowances, for drive-thru locations, which blends to an average target investment of $1,025,000, net of tenant allowances, blended AUVs of approximately $1.9 million and blended cash-on-cash returns of approximately 30% in the third full year of operation.

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

Our Class A common stock is traded on the Nasdaq Global Market under the symbol “HABT”.

Holders

On February 25, 2019, the last reported sale price for our Class A common stock on Nasdaq was $11.29 per share. As of February 25, 2019, there were 71 holders of record of our Class A common stock and 46 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

Our board of directors did not authorize a dividend on our Class A common stock in 2018 and does not currently intend to authorize any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from November 20, 2014 (using the closing price of our shares of Class A common stock on November 20, 2014, the day they were initially sold to the public) to December 25, 2018 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on November 20, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	Selected Financial Data

The following tables summarize consolidated financial information of The Habit Restaurants, Inc. Our financial results for the period presented prior to the IPO are the historical results of The Habit Restaurants, LLC, including the earnings prior to and up to November 25, 2014. For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 20.7% as of December 25, 2018. As these amounts were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly. You should read the selected historical financial data set forth below in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data” of Part II to this Annual Report.

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. All years presented in this 10-K contain 52 weeks. Fiscal years 2014, 2015, 2016, 2017 and 2018 ended on December 30, 2014, December 29, 2015, December 27, 2016, December 26, 2017 and December 25, 2018 respectively.

	Fiscal Year Ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2018	2017	2016	2015	2014
(amounts in thousands except share and per share data)
Statements of Operations Data:
Revenue:
Restaurant revenue	$399,110	$330,230	$282,819	$230,258	$174,544
Franchise/license revenue	3,037	1,156	866	335	75
Total revenue	402,147	331,386	283,685	230,593	174,619
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	119,543	101,683	84,585	73,797	58,260
Labor and related expenses	135,023	110,785	92,588	70,784	51,898
Occupancy and other operating expenses	72,858	56,796	46,352	35,495	27,184
General and administrative expenses	38,918	32,559	28,849	23,308	17,389
Offering and exchange related expenses	130	494	674	1,721	613
Depreciation and amortization expense	24,490	18,761	14,880	11,312	8,472
Pre-opening costs	2,850	3,062	2,174	2,296	1,902
Asset impairment	3,082	—	—	—	—
Loss on disposal of assets	97	81	128	114	141
Total operating expenses	396,991	324,221	270,230	218,827	165,859
Income from operations	5,156	7,165	13,455	11,766	8,760
Other (income) expense
Tax Receivable Agreement liability adjustment	1,555	(57,231)	—	—	—
Interest expense, net	1,018	588	634	451	909
Income before income taxes	2,583	63,808	12,821	11,315	7,851
Provision (benefit) for income taxes	(1,057)	65,388	3,646	2,473	299
Net income (loss)	$3,640	$(1,580)	$9,175	$8,842	$7,552
Less: net income attributable to non-controlling interests(1)	(863)	(1,539)	(4,640)	(6,082)	(7,584)
Net income (loss) attributable to The Habit Restaurants, Inc.	$2,777	$(3,119)	$4,535	$2,760	$(32)

Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.14	$(0.15)	$0.26	$0.22	$(0.00)
Diluted	$0.13	$(0.15)	$0.26	$0.22	$(0.00)
Weighted average shares of Class A common stock outstanding:
Basic	20,538,637	20,285,780	17,139,777	12,445,138	8,974,550
Diluted	20,645,546	20,285,780	17,148,466	12,451,962	8,974,550

	Fiscal Year Ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2018	2017	2016	2015	2014
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$42,096	$33,607	$34,003	$29,860	$23,194
Net cash used in investing activities	(43,399)	(46,025)	(32,649)	(27,659)	(24,403)
Net cash provided by (used in) financing activities	$(2,080)	$(3,497)	$(4,153)	$(4,679)	$50,556
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$24,894	$28,277	$44,192	$46,991	$49,469
Property and equipment, net(2)	160,746	139,956	102,857	81,524	65,668
Total assets	312,606	292,124	330,366	256,711	158,622
Total debt(3)	19,804	13,700	6,036	2,436	2,478
Total members'/stockholders' equity	$149,994	$144,149	$143,753	$131,923	$116,957
Other Operating Data:
Total restaurants at end of period(4)	247	209	172	142	110
Company-operated restaurants at end of period	223	193	162	137	109
Company-operated comparable restaurant sales(5)	1.5%	(0.1)%	1.9%	6.4%	10.7%
Company-operated average unit volumes	$1,873	$1,881	$1,917	$1,919	$1,823
Restaurant contribution(6)	71,686	60,966	59,294	50,182	37,202
as a percentage of revenue	18.0%	18.5%	21.0%	21.8%	21.3%
EBITDA(7)	$28,091	$83,157	$28,335	$23,078	$17,232
Adjusted EBITDA(7)	37,438	32,081	33,181	28,409	21,038
as a percentage of revenue	9.3%	9.7%	11.7%	12.3%	12.0%
Capital expenditures(8)	$43,399	$46,037	$32,649	$27,659	$24,403

(1)

For the period after the IPO on November 25, 2014, the non-controlling interest represents the portion of pretax earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 20.7%, 21.7%, 22.4%, 47.1% and 65.5% as of December 25, 2018, December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014, respectively. Since all of the earnings prior to and up to November 25, 2014 were entirely allocable to the Continuing LLC Owners, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

(2)	Property and equipment, net consists of property and equipment owned and leased, net of accumulated depreciation and amortization.
(3)	Total debt consists of deemed landlord financing.
(4)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.
(5)

Company-operated comparable restaurant sales reflect the change in year-over-year sales for the company-operated comparable restaurant base. A restaurant enters our comparable restaurant base in the accounting period following its 18th full period of operations.

(6)

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

A reconciliation of restaurant contribution to company-operated restaurant revenue is provided below:

	Fiscal Year Ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2018	2017	2016	2015	2014
(amounts in thousands)
Restaurant revenue	$399,110	$330,230	$282,819	$230,258	$174,544
Restaurant operating costs	327,424	269,264	223,525	180,076	137,342
Restaurant contribution	$71,686	$60,966	$59,294	$50,182	$37,202

(7)

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2018	2017	2016	2015	2014
(amounts in thousands)
Net income (loss)	$3,640	$(1,580)	$9,175	$8,842	$7,552
Non-GAAP adjustments:
Provision (benefit) for income taxes	(1,057)	65,388	3,646	2,473	299
Interest expense, net	1,018	588	634	451	909
Depreciation and amortization	24,490	18,761	14,880	11,312	8,472
EBITDA	28,091	83,157	28,335	23,078	17,232
Stock-based compensation expense(a)	2,714	2,518	1,870	1,200	515

Management fees(b)	—	—	—	—	635
Loss on disposal of assets(c)	97	81	128	114	141
Pre-opening costs(d)	2,850	3,062	2,174	2,296	1,902
Asset impairment(e)	3,082	—	—	—	—
Tax Receivable Agreement liability adjustment(f)	1,555	(57,231)	—	—	—
Offering and exchange related expenses(g)	130	494	674	1,721	613
Franchise revenue for terminated agreements(h)	(1,081)	—	—	—	—
Adjusted EBITDA	$37,438	$32,081	$33,181	$28,409	$21,038

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs incurred by us and payable to KarpReilly. This management agreement was terminated upon the completion of the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(e)

Includes costs related to impairment of long-lived assets at the restaurant level. In fiscal year 2018, the Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

(f)

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

(h)	This category includes franchise revenue that was recognized for terminated franchise agreements.

(8)	Capital expenditures consist of cash paid related to new restaurant construction, the remodel and maintenance of existing restaurants and other corporate expenditures.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 25, 2018, we had 247 locations, which includes 24 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, focus on comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	thoughtfully expand our company-operated and franchised/licensed restaurant base;
•	increase our comparable restaurant sales;
•	opportunistically open more drive-thru locations; and
•	enhance operations and leverage our infrastructure to improve long-term profitability.

We had 247 restaurants in 11 states and China as of December 25, 2018, including franchised/licensed locations (excluding eight licensed locations in Santa Barbara County, California). We opened 40 restaurants in 2018, consisting of 30 company-operated and 10 franchised/licensed locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During fiscal year 2018, 232,801 LLC Units were exchanged by the Continuing LLC Owners for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during fiscal year 2018, 56,465 restricted stock units vested, 32,221 LLC Units were forfeited and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 25, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,667,718 LLC Units, representing a 79.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Restaurant Revenue

Revenue consists of sales of food and beverages in company-operated restaurants and mobile event-based catering trucks, net of promotional allowances and employee meals. Several factors impact our revenue in any period, including the number of restaurants in operation and per restaurant sales.

Franchise/License Revenue

Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We recognize royalty revenue when the sale occurs. Initial franchise/license fees are recognized as revenue as the performance obligations of the contract are satisfied. We have identified separate performance obligations over the term of the contract and recognize revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. The development fees collected by us upon signing a franchise/license agreement are deferred until operations have commenced. Revenue is also recognized in the event of a termination of a franchise/license agreement.

Comparable Restaurant Sales

Comparable restaurant sales reflect the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five-week reporting period, except for the 12th period of a

53-week year, which contains six weeks. As of the end of fiscal years 2014, 2015, 2016, 2017 and 2018 there were 68, 90, 114, 142 and 168 company-operated restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly comparable company-operated restaurant sales growth since 2014:

	Fiscal Year 2014				Fiscal Year 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%
Comparable Restaurants	56	60	66	68	72	81	86	90

	Fiscal Year 2016				Fiscal Year 2017				Fiscal Year 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	2.0%	4.0%	0.2%	1.7%	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%	2.4%
Comparable Restaurants	97	107	113	114	119	128	137	142	148	156	162	168

Average Unit Volumes (AUVs)

AUVs are calculated by dividing revenue for the trailing 52-week period for all company-operated restaurants that have operated for 12 full accounting periods by the total number of restaurants open for such period. We operate on a 4-4-5 calendar, each accounting period will consist of either four or five weeks with the exception of a 53-week year, where the last period contains six weeks. For purposes of the AUV calculation in 53-week years, we use the last 52 of the 53 weeks of the fiscal year. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Restaurant Contribution

Restaurant contribution is defined as revenue less restaurant operating costs, which are food and paper costs, labor and related expenses, occupancy and other operating expenses. We expect restaurant contribution to increase in proportion to the number of new company-operated restaurants we open and by our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.

Restaurant Development

The schedule below reflects the number of restaurants opened or closed during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

	Fiscal Year Ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2018	2017	2016	2015	2014
Company-operated restaurant base
Beginning of period	193	162	137	109	85
Openings	30	32	26	28	24
Closures	—	(1)	(1)	—	—
Restaurants at end of period	223	193	162	137	109
Franchised/licensed restaurants(1)
Beginning of period	16	10	5	1	—
Openings	10	6	5	4	1
Closures	(2)	—	—	—	—
Restaurants at end of period	24	16	10	5	1
Total restaurants
Beginning of period	209	172	142	110	85
Openings	40	38	31	32	25
Closures	(2)	(1)	(1)	—	—
Restaurants at end of period	247	209	172	142	110
Year-over-year growth
Total restaurants	18.2%	21.5%	21.1%	29.1%	29.4%

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

Key Financial Definitions

Restaurant revenue. Restaurant revenue represents sales of food and beverages in company-operated restaurants and catering trucks, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.

Franchise/license revenue. Franchise/license revenue consists of fees charged to, and royalty revenue collected from, franchise/license owners who enter into a franchise/license agreement with us. We recognize royalty revenue when the sale occurs. Initial franchise/license fees are recognized as revenue as the performance obligations of the contract are satisfied. The development fees collected by us upon signing a franchise/license agreement are deferred until operations have commenced. Revenue is also recognized in the event of a termination of a franchise/license agreement.

Food and paper costs. Food and paper costs consist primarily of food, beverage and packaging costs. The components of cost of sales are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and paper costs include transportation costs, seasonality, discounting activity and restaurant level management of food waste. Food and paper costs are a substantial expense and can be expected to grow proportionally as our revenue grows.

Labor and related expenses. Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, benefits and bonuses, payroll taxes and other indirect labor costs. Like our other expense items, we expect labor and related expenses to grow proportionally as our revenue grows. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.

Occupancy and other operating expenses. Occupancy and other operating expenses include all other restaurant-level operating expenses, such as supplies, utilities, repairs and maintenance, travel costs, credit card fees, costs related to delivery orders, recruiting, expenses related to our call center services, restaurant-level marketing costs, security, rent, common area maintenance, property taxes/licenses and insurance.

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

Exchange related expenses. Exchange related expenses include costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners pursuant to the LLC Agreement.

Depreciation and amortization expense. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to twenty years. Our deemed landlord assets are depreciated over 40 years.

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

Interest expense, net. Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, interest expense related to the TRA, and amortization of finance fees related to our outstanding credit facility, net of interest income on our investments.

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

Revenue Recognition

We recognize revenue when products are delivered to the customers or meals are served. Revenue is recognized net of sales taxes. We sell gift cards which do not have an expiration date and do not deduct non-usage fees from outstanding gift card balances. Revenue related to the sale of gift cards is deferred until the gift card is redeemed. A certain amount of gift cards will not be redeemed and may become breakage income or may need to be refunded to the various states. To date, we have not recognized breakage income of gift cards or refunded any amounts to the various states.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $103,000 at December 25, 2018. However, we continue to not recognize interest expense for uncertain tax positions for the year ended December 25, 2018 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of December 25, 2018, we recorded a liability of $82.7 million representing the payments due to the Continuing LLC Owners under the TRA.

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

Results of Operations

Fiscal Year Ended December 25, 2018 Compared to Fiscal Year Ended December 26, 2017

The following table presents selected consolidated comparative results of operations for fiscal year ended December 25, 2018 compared to fiscal year ended December 26, 2017. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and loss on disposal of assets, which are presented as a percentage or restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase
(amounts in thousands)	December 25, 2018		December 26, 2017		$	%
Revenue
Restaurant revenue	$399,110	99.2%	$330,230	99.7%	$68,880	20.9%
Franchise/license revenue	3,037	0.8%	1,156	0.3%	1,881	162.7%

Total revenue	402,147	100.0%	331,386	100.0%	70,761	21.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	119,543	30.0%	101,683	30.8%	17,860	17.6%
Labor and related expenses	135,023	33.8%	110,785	33.5%	24,238	21.9%
Occupancy and other operating expenses	72,858	18.3%	56,796	17.2%	16,062	28.3%
General and administrative expenses	38,918	9.7%	32,559	9.8%	6,359	19.5%
Exchange related expenses	130	0.0%	494	0.1%	(364)	(73.7)%
Depreciation and amortization expense	24,490	6.1%	18,761	5.7%	5,729	30.5%
Pre-opening costs	2,850	0.7%	3,062	0.9%	(212)	(6.9)%
Asset impairment	3,082	0.8%	—	0.0%	3,082	*
Loss on disposal of assets	97	0.0%	81	0.0%	16	19.8%

Total operating expenses	396,991	98.7%	324,221	97.8%	72,770	22.4%

Income from operations	5,156	1.3%	7,165	2.2%	(2,009)	(28.0)%
Other (income) expense
Tax Receivable Agreement liability adjustment	1,555	0.4%	(57,231)	(17.3)%	58,786	(102.7)%
Interest expense, net	1,018	0.3%	588	0.2%	430	73.1%
Income before income taxes	2,583	0.6%	63,808	19.3%	(61,225)	(96.0)%
Provision (benefit) for income taxes	(1,057)	(0.3)%	65,388	19.7%	(66,445)	(101.6)%

Net income (loss)	$3,640	0.9%	$(1,580)	(0.5)%	$5,220	(330.4)%

*	Not Calculable

Restaurant revenue. Restaurant revenue increased $68.9 million, or 20.9%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to a $31.5 million increase in sales from new restaurants which were opened in fiscal year 2018 and a $31.6 million increase in sales from restaurants opened prior to fiscal year 2018 that did not fall into the comparable restaurant base. Comparable restaurant sales increased $4.4 million, or 1.5%, in fiscal year 2018 as compared to fiscal year 2017. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 4.5% partially offset by a decrease in traffic of 3.0% in fiscal year 2018 as compared to fiscal year 2017. The increase in revenue was also due in part to increased revenue of $1.9 million for catering trucks in fiscal year 2018 as compared to fiscal year 2017. We had 10 catering trucks operating by the end of fiscal year 2018 compared to nine catering trucks operating at the end of fiscal year 2017. The restaurant revenue increase was partially offset by a decrease in sales of $0.5 million due to the closure of one restaurant in July of fiscal year 2017.

Franchise/license revenue. Franchise/license revenue increased $1.9 million for fiscal year 2018 compared to fiscal year 2017. The change was primarily due to increased franchise fees of $1.3 million recognized in fiscal year 2018 as compared to fiscal year 2017, of which $1.1 million related to two franchise agreements terminated in fiscal year 2018. The change was also partially due to increased royalty revenue of $0.6 million in fiscal year 2018 as compared to fiscal year 2017, due to the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $17.9 million, or 17.6%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.0% in fiscal year 2018 from 30.8% in fiscal year 2017. This decrease was primarily driven by increased menu prices as well as decreases in beef, seafood, other proteins, and produce partially offset by increases in the cost of potatoes in fiscal year 2018.

Labor and related expenses. Labor and related expenses increased $24.2 million, or 21.9%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses increased to 33.8% in fiscal year 2018 compared to 33.5% in fiscal year 2017. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2018, the State of California’s (where most of our restaurants are located) minimum wage was raised to $11.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $16.1 million, or 28.3%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 18.3% in fiscal year 2018 from 17.2% in fiscal year 2017. The increase is primarily due to higher call center, on-line and delivery costs as we have rolled out the option of delivery in the majority of our restaurants this year, and also due to higher rent and common area maintenance costs in fiscal year 2018. We expect to see higher rent and delivery costs to continue in fiscal 2019.

General and administrative expenses. General and administrative expenses increased $6.4 million, or 19.5%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased slightly to 9.7% in fiscal year 2018 from 9.8% in fiscal year 2017.

Exchange related expenses. Exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, were $0.1 million for fiscal year 2018 as compared to $0.5 million for fiscal year 2017.

Depreciation and amortization expenses. Depreciation and amortization expense increased $5.7 million, or 30.5%, for fiscal year 2018 as compared to fiscal year 2017, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% for fiscal year 2018 compared to 5.7% in fiscal year 2017, primarily due to slightly higher average capital expenditures on our new restaurants.

Pre-opening costs. Pre-opening costs were $2.9 million for fiscal year 2018 as compared to $3.1 million for fiscal year 2017. We opened 30 new company-operated restaurants in fiscal year 2018 compared to 32 new company-operated restaurants that opened in fiscal year 2017. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.7% in fiscal year 2018, from 0.9% in fiscal year 2017.

Asset impairment. Asset impairment expense was $3.1 million for fiscal year 2018. There was no impairment expense in fiscal year 2017. The Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million in fiscal year 2018.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $1.6 million for fiscal year 2018 as compared to a credit of $57.2 million for fiscal year 2017. The adjustment in fiscal year 2017 was primarily due to the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate to 21% starting in 2018.

Interest expense, net. Interest expense, net increased $0.4 million, or 73.1%, for fiscal year 2018 as compared to fiscal year 2017. The increase in interest expense is primarily attributed to higher interest expense from more deemed landlord locations.

Provision (benefit) for income taxes. There was an income tax benefit of $1.1 million for fiscal year 2018 compared to income tax expense of $65.4 million for fiscal year 2017. In fiscal year 2017 we adjusted deferred tax assets in accordance with the new tax legislation which reduced the U.S. corporate income tax rate to 21% effective in 2018.

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

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase / (Decrease)
(amounts in thousands)	December 26, 2017		December 27, 2016		$	%
Revenue
Restaurant revenue	$330,230	99.7%	$282,819	99.7%	$47,411	16.8%
Franchise/license revenue	1,156	0.3%	866	0.3%	290	33.5%

Total revenue	331,386	100.0%	283,685	100.0%	47,701	16.8%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	101,683	30.8%	84,585	29.9%	17,098	20.2%
Labor and related expenses	110,785	33.5%	92,588	32.7%	18,197	19.7%
Occupancy and other operating expenses	56,796	17.2%	46,352	16.4%	10,444	22.5%
General and administrative expenses	32,559	9.8%	28,849	10.2%	3,710	12.9%
Exchange related expenses	494	0.1%	674	0.2%	(180)	(26.7)%
Depreciation and amortization expense	18,761	5.7%	14,880	5.3%	3,881	26.1%
Pre-opening costs	3,062	0.9%	2,174	0.8%	888	40.8%
Loss on disposal of assets	81	0.0%	128	0.0%	(47)	(36.7)%

Total operating expenses	324,221	97.8%	270,230	95.3%	53,991	20.0%

Income from operations	7,165	2.2%	13,455	4.7%	(6,290)	(46.7)%
Other (income) expense
Tax Receivable Agreement liability adjustment	(57,231)	(17.3)%	—	—	(57,231)	*
Interest expense, net	588	0.2%	634	0.2%	(46)	(7.3)%
Income before income taxes	63,808	19.3%	12,821	4.5%	50,987	397.7%
Provision for income taxes	65,388	19.7%	3,646	1.3%	61,742	1693.4%

Net income (loss)	$(1,580)	(0.5)%	$9,175	3.2%	$(10,755)	(117.2)%

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

Franchise/license revenue. Franchise/license revenue increased $290,000 for fiscal year 2017 compared to fiscal year 2016. The change was primarily due to increased royalty revenue of $362,000 in fiscal year 2017 as compared to fiscal year 2016, due to the increased number of franchised/licensed locations. This increase was partially offset by a decrease in franchise fees recognized in fiscal year 2017 of $72,000.

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

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were a credit of $57.2 million for fiscal year 2017. This adjustment is primarily due to the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate to 21% starting in 2018. There was no TRA expense in fiscal year 2016.

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

Selected Quarterly Financial Data

The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2018 and 2017. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q18	2Q18	3Q18	4Q18	FY18
Total revenue	$91,948	$102,852	$104,639	$102,708	$402,147
Income (loss) from operations	407	3,914	(899)	1,735	5,156
Net income (loss)	689	2,829	(864)	986	3,640
Net income (loss) attributable to non- controlling interests	35	773	(244)	299	863
Net income (loss) attributable to The Habit Restaurants, Inc.	$654	$2,056	$(620)	$687	$2,777
Basic income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.14
Diluted income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.13

	Fiscal Quarter(1)
	1Q17	2Q17	3Q17	4Q17	FY17
Total revenue	$78,591	$83,337	$84,610	$84,849	$331,386
Income (loss) from operations	4,161	2,758	391	(145)	7,165
Net income (loss)	2,702	1,718	424	(6,425)	(1,580)
Net income (loss) attributable to non- controlling interests	904	601	56	(22)	1,539
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,798	$1,117	$368	$(6,403)	$(3,119)
Basic income (loss) per share of Class A common stock	$0.09	$0.06	$0.02	$(0.31)	$(0.15)
Diluted income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.31)	$(0.15)

1)	Certain totals may not sum exactly due to rounding.

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

As of December 25, 2018, we have commitments totaling $5.7 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

Until recently, we have consistently experienced increases in comparable restaurant sales and operating cash flows. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends as evidenced in our recent results.

We believe that expected cash flow from operations and our existing cash balance at December 25, 2018 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at December 25, 2018 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2017 to fiscal year 2018 were comprised of a $2.2 million decrease in current assets and a $5.7 million increase in current liabilities. The decrease in current assets was primarily due to a $3.4 million decrease in cash primarily attributed to the spending on capital expenditures as we opened 30 company-operated restaurants this year and also the timing of payables and accrued expenses, partially offset by an increase in prepaid expenses and other current assets of $1.5 million due primarily to the timing of insurance premium payments. The increase in current liabilities was primarily due to higher employee-related accruals of $5.1 million which were primarily due to increased accruals for workers’ compensation claims as we moved to a modified self-insurance workers’ compensation program in fiscal year 2018, increased accruals for bonuses as the Company achieved higher performance goals in fiscal year 2018 and also partially due to the increased number of employees and the related increased labor and benefits costs.

	Fiscal Year Ended
	December 25,	December 26,	December 27,
(amounts in thousands)	2018	2017	2016
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$42,096	$33,607	$34,003
Net cash used in investing activities	(43,399)	(46,025)	(32,649)
Net cash used in financing activities	$(2,080)	$(3,497)	$(4,153)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $8.5 million to $42.1 million for the fiscal year ended December 25, 2018 from $33.6 million for the fiscal year ended December 26, 2017. The increase was driven by an increase in restaurant contribution partially offset by increased general and administrative expenses. The net effect of these changes created an increase in cash provided by operations of $4.4 million. The increase was also driven by changes in employee related accruals of $4.0 million which was attributed to the items mentioned above.

This increase in cash provided by operating activities for the fiscal year ended December 25, 2018 compared to the fiscal year ended December 26, 2017 was partially offset due to changes in accrued expenses and accounts payable of $1.5 million which was primarily attributed to timing.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $2.6 million to $43.4 million for the fiscal year ended December 25, 2018 from $46.0 million for the fiscal year ended December 26, 2017. There were 30 new company-operated restaurants opened during the fiscal year ended December 25, 2018 compared to 32 new company-operated restaurants that opened during the fiscal year ended December 26, 2017. The decrease was primarily due to the slightly lower number of restaurants opened in fiscal year 2018.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $1.4 million to $2.1 million for the fiscal year ended December 25, 2018 from $3.5 million for the fiscal year ended December 26, 2017. This change was primarily due to a decrease in tax distributions to Continuing LLC Owners of $0.6 million in the current year and due to a decrease in the TRA payment of $0.6 million in the current year.

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

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of December 25, 2018, we and The Habit Restaurants, LLC were in compliance with all covenants. As of December 25, 2018, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018 we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 25, 2018, as well as our long-term obligations:

	Total	2019	2020-2021	2022-2023	2024 and Thereafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations(2)	257,254	27,376	59,014	52,831	118,033
Deemed landlord financing(3)	13,468	1,504	2,907	2,973	6,084
Purchase obligations(4)	1,189	1,189	—	—	—
Total	$271,911	$30,069	$61,921	$55,804	$124,117

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. There were no borrowings on the facility as of December 25, 2018 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.
(2)	Includes minimum rental payments that are included in the lease term in accordance with accounting guidance related to leases.
(3)	Includes principal and interest payments during the lease terms for restaurant locations where we have been deemed to be the accounting owner of the landlord’s shell.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of December 25, 2018, we did not have any material off-balance sheet arrangements, except for restaurant leases.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, which is December 31, 2019.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 25, 2018, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in labor costs has had an impact on fiscal year 2018 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 25, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control, as of December 25, 2018, over financial reporting based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2018.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 25, 2018:

Name	Age	Position
Russell W. Bendel	64	Chief Executive Officer, President and Director
Ira Fils	53	Chief Financial Officer, Secretary and Director
Anthony Serritella	58	Chief Operating Officer
Peter Whitwell	59	Chief Quality Officer
Iwona Alter	49	Chief Brand Officer
Douglas Branigan	60	Chief Development Officer
John Phillips	58	Chief Global Business Partnership Officer
Christopher Reilly	56	Director
Allan Karp	64	Director
Ira L. Zecher	66	Director
A. William Allen III	59	Director
Joseph J. Kadow	62	Director
Karin Timpone	53	Director

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

Ira Fils was appointed Chief Financial Officer and Secretary of The Habit Restaurants, LLC in August 2008 and was appointed Chief Financial Officer and Secretary of The Habit Restaurants, Inc. in August 2014. He has served as a director of The Habit Restaurants, Inc. since August 2014. Previously, Mr. Fils served as Chief Financial Officer of Mimi’s Café from 2005 to 2008, after joining Mimi’s Café as Vice President of Finance in 2003. From 1998 to 2003, he served in various financial capacities with increasing responsibility which led to him becoming Chief Financial Officer at Rubio’s Restaurants, Inc. He currently sits on the board of directors of California Fish Grill. He holds an undergraduate degree in economics and an MBA from the University of California, Irvine. Because of his experience in the restaurant industry and his financial knowledge, we believe Mr. Fils is qualified to serve on our board of directors.

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

Iwona Alter joined The Habit Restaurants, LLC in December 2018 as Chief Brand Officer. Prior to joining The Habit, Ms. Alter served as Chief Marketing Officer at Jack in the Box from 2016 until 2018, after joining Jack in the Box in 2005 and serving in various marketing capacities with increasing responsibility. Prior to joining Jack in the Box, Ms. Alter held various marketing roles both domestically and internationally at other major corporations such as Elmer’s Products, Shiseido Company Ltd., Johnson & Johnson, and J. Walter Thompson. She holds a Bachelor of Business Administration degree from Baruch College in New York, and an MBA in Marketing from Fordham University.

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

John Phillips joined The Habit Restaurants, LLC in March 2013 as Vice President of Franchising and was appointed as Chief Global Business Partnership Officer in 2018. Prior to joining The Habit, Mr. Phillips served as Director West Division, Franchise Operations for Burger King Corporation from 2011 to 2013. Prior to joining Burger King, Mr. Phillips was in various roles with El Pollo Loco from 2004 to 2013, most recently serving as Vice President of Operations. Mr. Phillips attended the University of California, San Diego where he studied political science and philosophy.

Non-Executive Director Biographies

Christopher Reilly has served as a director of The Habit Restaurants, LLC since July 2007, and as a director of The Habit Restaurants, Inc. since July 2014. He is a founding partner of KarpReilly, LLC. Prior to KarpReilly, Mr. Reilly was a partner at Apax Partners, L.P. Prior to Apax Partners, Mr. Reilly was a Partner at Saunders, Karp & Megrue, LLC. Mr. Reilly currently serves on the boards of directors of a number of privately held companies. He is also Chairman of the board of trustees of Providence College. Mr. Reilly holds a B.S. from Providence College and an M.B.A. from New York University’s Leonard N. Stern School of Business. Because of Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience, we believe he is qualified to serve on our board of directors.

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

Ira L. Zecher has served as a director of The Habit Restaurants, Inc. since August 2014. Mr. Zecher is a managing member of ILZ, LLC, and is a director, audit committee chairman and compensation committee member of the board of Chuy’s Holdings, Inc. (Nasdaq: CHUY). He previously served as a director, audit committee chairman and compensation committee member of Norcraft Companies, Inc. (NYSE: NCFT) from October 2013 to May 2015. Prior to joining The Habit, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. Mr. Zecher gained extensive experience in audits and transactions at Ernst & Young LLP, where he served as a partner in the Audit and Transaction Advisory Services groups in New York and as the director of the Far East Area Private Equity practice, based in Hong Kong. Mr. Zecher is a CPA and holds a B.A. in accounting from Queens College of the City University of New York. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he

taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. Because of Mr. Zecher’s broad accounting and financial experience, we believe he is qualified to serve on our board of directors.

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

Karin Timpone has served on our board of directors since October 2018. Ms. Timpone is currently Global Marketing Officer of Marriott International, Inc. Prior to joining Marriott, she was Senior Vice President of Digital Media for The Walt Disney Company. Ms. Timpone has also held leadership roles at other major corporations such as Yahoo!, Universal Studios, Inc., and The Seagram Company, Ltd. She graduated from Bryn Mawr College with a Bachelor of Arts in Political Science. She received her Master of Arts in Media Ecology at New York University. Because of her extensive business and marketing experience, we believe Ms. Timpone is qualified to serve on our board of directors.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 25, 2018 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1.	Our Consolidated Financial Statements and Notes thereto are set forth starting on page F-1 of this Annual Report.
2.	Financial Statement Schedules: The following financial statement schedules are set forth starting on page F-30 of this Annual Report:
Schedule I – Condensed Financial Information of the Registrant

All other financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page F-1 of this Annual Report.

3.	The exhibits listed on the following Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

10.1	Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	S-1	333-202706	April 7, 2015	10.1

10.2	Tax Receivable Agreement	10-K	001-36749	March 12, 2015	10.2

10.3	2014 Omnibus Incentive Plan	10-K	001-36749	March 3, 2016	10.3

10.4	Form of Restricted Stock Award Agreement	8-K	001-36749	April 16, 2015	10.1

10.5	Form of Non-Statutory Stock Option Award Agreement	8-K	001-36749	April 16, 2015	10.2

10.6	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.7	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

10.8	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith
10.9	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.10	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Russell W. Bendel	8-K	001-36749	July 5, 2018	10.1

10.11	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Ira Fils	8-K	001-36749	July 5, 2018	10.2

10.12	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Anthony Serritella	8-K	001-36749	July 5, 2018	10.3

10.13	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Peter Whitwell	10-K	001-36749	March 3, 2016	10.13

10.14	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement	10-K	001-36749	March 12, 2015	10.15

10.16	Recapitalization Agreement	10-K	001-36749	March 12, 2015	10.16

10.17	Form of Restricted Stock Unit Agreement under The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan	8-K	001-36749	April 15, 2016	10.1

10.18	Amendment No. 1 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	August 4, 2016	10.1

10.19	Amendment No. 2 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	May 4, 2017	10.1

10.20	Loan and Security Agreement between The Habit Restaurants, LLC and Bank of the West, dated August 2, 2017	10-Q	001-36749	August 3, 2017	10.1

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.21	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan	10-K	001-36749	March 1, 2018	10.21

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

ITEM 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 1, 2019.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell W. Bendel
Russell W. Bendel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell W. Bendel Russell W. Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 1, 2019

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 1, 2019

/s/ Allan W. Karp Allan W. Karp	Director	March 1, 2019

/s/ Ira L. Zecher Ira L. Zecher	Director	March 1, 2019

/s/ A. William Allen III A. William Allen III	Director	March 1, 2019

/s/ Joseph J. Kadow Joseph J. Kadow	Director	March 1, 2019

/s/ Karin Timpone Karin Timpone	Director	March 1, 2019

THE HABIT RESTAURANTS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. (the “Company”) as of December 25, 2018 and December 26, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). Our audits also included the financial statement schedules listed in Item 15. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 25, 2018 and December 26, 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

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

/s/ Moss Adams LLP

San Diego, California

March 1, 2019

We have served as the Company’s auditor since 2007.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 25,	December 26,
	2018	2017
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$24,894	$28,277
Accounts receivable	7,648	8,278
Inventory	2,019	1,733
Prepaid expenses and other current assets	3,383	1,845
Total current assets	37,944	40,133
Property and equipment, net	160,746	139,956
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	3,531	3,395
Deferred tax assets	87,918	86,173
Total long-term assets	274,662	251,991
Total assets	$312,606	$292,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,034	$12,976
Employee-related accruals	12,587	7,464
Accrued expenses	5,799	6,908
Income tax payable	104	153
Amounts payable to related parties under Tax Receivable Agreement, current portion	552	1,908
Sales taxes payable	3,072	2,750
Deferred rent, current portion	1,884	1,283
Deferred franchise income, current portion	230	149
Total current liabilities	39,262	33,591
Deferred rent, net of current portion	20,598	19,043
Deemed landlord financing	19,804	13,700
Deferred franchise income, net of current portion	806	1,788
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,142	79,853
Total liabilities	162,612	147,975
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,667,718 shares issued and outstanding at December 25, 2018 and 20,378,452 shares issued and outstanding at December 26, 2017.	207	204
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,381,550 shares issued and outstanding at December 25, 2018 and 5,646,572 shares issued and outstanding at December 26, 2017.	54	56
Additional paid-in capital	117,053	113,475
Retained earnings	6,921	4,144
The Habit Restaurants, Inc. stockholders’ equity	124,235	117,879
Non-controlling interests	25,759	26,270
Total stockholders’ equity	149,994	144,149
Total liabilities and stockholders’ equity	$312,606	$292,124

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
(amounts in thousands except share and per share data)
Revenue	$402,147	$331,386	$283,685
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	119,543	101,683	84,585
Labor and related expenses	135,023	110,785	92,588
Occupancy and other operating expenses	72,858	56,796	46,352
General and administrative expenses	38,918	32,559	28,849
Exchange related expenses	130	494	674
Depreciation and amortization expense	24,490	18,761	14,880
Pre-opening costs	2,850	3,062	2,174
Asset impairment	3,082	—	—
Loss on disposal of assets	97	81	128
Total operating expenses	396,991	324,221	270,230
Income from operations	5,156	7,165	13,455
Other (income) expense
Tax Receivable Agreement liability adjustment	1,555	(57,231)	—
Interest expense, net	1,018	588	634
Income before income taxes	2,583	63,808	12,821
Provision (benefit) for income taxes	(1,057)	65,388	3,646
Net income (loss)	3,640	(1,580)	9,175
Less: net income attributable to non-controlling interests	(863)	(1,539)	(4,640)
Net income (loss) attributable to The Habit Restaurants, Inc.	$2,777	$(3,119)	$4,535
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.14	$(0.15)	$0.26
Diluted	$0.13	$(0.15)	$0.26
Weighted average shares of Class A common stock outstanding:
Basic	20,538,637	20,285,780	17,139,777
Diluted	20,645,546	20,285,780	17,148,466

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 29, 2015	13,759,754	$138	12,241,482	$122	$73,127	$2,728	$55,808	$131,923
Net income	—	—	—	—	—	4,535	4,640	9,175
Deferred tax assets	—	—	—	—	2,862	—	—	2,862
Tax distributions	—	—	—	—	—	—	(1,850)	(1,850)
Other distributions	—	—	—	—	—	—	(227)	(227)
Exchanges	6,408,650	64	(6,408,650)	(64)	—	—	—	—
Restricted stock units vested	10,533	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	32,956	—	(32,956)	—
Forfeiture of Class B common stock	—	—	(11,710)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,111	—	759	1,870
Stockholders’ equity at December 27, 2016	20,178,937	202	5,821,122	58	110,056	7,263	26,174	143,753
Net income (loss)	—	—	—	—	—	(3,119)	1,539	(1,580)
Deferred tax assets	—	—	—	—	568	—	—	568
Tax distributions	—	—	—	—	—	—	(920)	(920)
Other distributions	—	—	—	—	—	—	(190)	(190)
Exchanges	169,216	2	(169,216)	(2)	—	—	—	—
Restricted stock units vested	30,299	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,013	—	(1,013)	—
Forfeiture of Class B common stock	—	—	(5,334)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,838	—	680	2,518
Stockholders’ equity at December 26, 2017	20,378,452	204	5,646,572	56	113,475	4,144	26,270	144,149
Net income	—	—	—	—	—	2,777	863	3,640
Deferred tax assets	—	—	—	—	(89)	—	—	(89)
Tax distributions	—	—	—	—	—	—	(288)	(288)
Other distributions	—	—	—	—	—	—	(132)	(132)
Exchanges	232,801	2	(232,801)	(2)	—	—	—	—
Restricted stock units vested	56,465	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,484	—	(1,484)	—
Forfeiture of Class B common stock	—	—	(32,221)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,184	—	530	2,714
Stockholders’ equity at December 25, 2018	20,667,718	$207	5,381,550	$54	$117,053	$6,921	$25,759	$149,994

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,640	$(1,580)	$9,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24,490	18,761	14,880
Amortization of financing fees	133	53	42
Stock-based compensation	2,714	2,518	1,870
Tax Receivable Agreement liability adjustment	1,555	(57,231)	—
Asset impairment	3,082	—	—
Loss on disposal of assets	97	81	128
Deferred income taxes	(1,057)	65,388	3,645
Deferred rent	(533)	485	125
Changes in assets and liabilities:
Accounts receivable	3,322	1,484	1,856
Inventory	(286)	(214)	(396)
Prepaid expenses	(1,538)	(190)	(254)
Deposits and other assets	(267)	(276)	(561)
Accounts payable	2,166	1,517	490
Employee-related accruals	5,123	1,104	1,277
Accrued expenses	(854)	1,272	1,425
Income taxes payable	(13)	(1)	31
Sales taxes payable	322	436	270
Net cash provided by operating activities	42,096	33,607	34,003
Cash flows from investing activities:
Purchase of property and equipment	(43,399)	(46,037)	(32,649)
Proceeds on sale of assets	—	12	—
Net cash used in investing activities	(43,399)	(46,025)	(32,649)
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(1,438)	(2,040)	(2,003)
Tax distributions to LLC members	(288)	(920)	(1,850)
Other distributions to LLC members	(132)	(190)	(227)
Payments on deemed landlord financing	(220)	(82)	(73)
Financing fees on long-term debt	(2)	(265)	—
Net cash used in financing activities	(2,080)	(3,497)	(4,153)
Net change in cash and cash equivalents	(3,383)	(15,915)	(2,799)
Cash and cash equivalents, beginning of period	28,277	44,192	46,991
Cash and cash equivalents, end of period	$24,894	$28,277	$44,192
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,120	$890	$661
Cash paid for income taxes, net	$13	$1	$(31)
NON-CASH FINANCING
Deemed landlord financing	$6,325	$7,746	$3,672
Unpaid purchase of property and equipment	$2,762	$4,063	$1,917

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

During fiscal year 2018, 232,801 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during fiscal year 2018, 56,465 restricted stock units vested, 32,221 LLC Units were forfeited; and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units and forfeitures, as of December 25, 2018, The Habit Restaurants, Inc. directly or indirectly held 20,667,718 LLC Units, representing a 79.3% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and managed and operated 223 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Pennsylvania and Maryland and had a total workforce of 6,093 employees as of December 25, 2018. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company has entered into five licensing and seven franchise agreements through the period ended December 25, 2018. The Company has five licensed locations and 19 franchise locations as of December 25, 2018.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52- or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal years 2018, 2017 and 2016, which ended on December 25, 2018, December 26, 2017 and December 27, 2016, respectively, were 52-week fiscal years.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company had no operations prior to the IPO, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 25, 2018, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

Use of estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of property and equipment, workers’ compensation insurance reserves, stock-based compensation expense and income tax receivable liabilities.

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

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 25, 2018 and December 26, 2017, the Company maintained approximately $9.5 million and $6.9 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.4 million and $0.2 million, respectively, represents restricted cash in an impound account for franchisees in the state of Washington and the state of Illinois. At December 25, 2018 and December 26, 2017, the Company maintained approximately $0.3 million at the restaurant level for operating purposes. The remaining $15.1 million and $21.1 million at December 25, 2018 and December 26, 2017, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At December 25, 2018 and December 26, 2017 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Purchasing concentration—The Company had four distributors covering different markets in fiscal year 2018. One of those distributors accounted for 39% of purchases for the fiscal year 2018. This vendor represented approximately 59% of accounts payable at December 25, 2018. That vendor accounted for 30% of purchases and 59% of accounts payable for the year ended December 26, 2017. In December 2018 we entered into a new agreement to replace one of our four food distributors.

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

Impairment of long-lived assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company determined that the carrying value of three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded a non-cash impairment charge of $3.1 million in fiscal year 2018.

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

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an AROs liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s AROs is $0.2 million and $0.2 million at December 25, 2018 and December 26, 2017, respectively.

Self-insurance program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet for the fiscal 2018 year. As of December 25, 2018, the accrual related to the self-insurance workers’ compensation program was $3.1 million. The Company’s actual losses may be significantly different than the estimates currently recorded.

Revenue recognition—The Company recognizes revenue when products are delivered to the customers or meals are served. Revenue recognized excludes sales taxes.

Franchise/license fee revenue—Franchise/license fee revenue consists of fees charged to franchise/license owners who enter into a franchise/license agreement with the Company. Initial franchise/license fees are recognized as revenue as the performance obligations of the contract are satisfied. The Company has identified separate performance obligations over the term of the contract and recognizes revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. There was franchise/license fee revenue of $0.2 million, $0.1 million and $0.1 million recognized in fiscal years 2018, 2017 and 2016, respectively.

Royalty revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. There was royalty revenue of $1.5 million, $0.9 million and $0.6 million recognized in fiscal years 2018, 2017 and 2016, respectively.

Franchise area development fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. In the event of a termination of a franchise/license agreement these fees may be recognized as revenue at the time of termination. There were franchise area development fees of $1.2 million, $0.1 million and $0.1 million recognized in fiscal years 2018, 2017 and 2016, respectively. Included in the fiscal year 2018 amount is $1.1 million related to the termination of two franchise agreements in fiscal year 2018.

Sales tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net sales in the consolidated statements of operations. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift cards—Revenue related to the sale of gift cards is deferred until the gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift cards was $2.1 million and $1.8 million at December 25, 2018 and December 26, 2017, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A certain amount of gift cards will not be redeemed and may become breakage income or may need to be remitted to the various states. To date, the Company has not recognized breakage income of gift cards or remitted any amounts to the various states.

Advertising costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $3.6 million, $3.2 million and $1.8 million for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively, and is included in operating, pre-opening and general and administrative expenses in the consolidated statements of operations.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The

Company has an uncertain tax liability of $0.1 million at December 25, 2018. However, the Company continues to not recognize interest expense for uncertain tax positions for the year ended December 25, 2018 as the Company believes that the exposure would be immaterial from the financial reporting point of view. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

The Company accounted for provisional amounts as allowed under Staff Accounting Bulletin No. 118 (SAB 118) for certain tax items related to the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the Act), enacted on December 22, 2017.  SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. As of December 25, 2018, the Company’s accounting for the Act is complete.

Non-controlling Interest—The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of December 25, 2018 and December 26, 2017, the non-controlling interest was 20.7% and 21.7%, respectively.

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

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to the Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for fiscal years 2018, 2017 and 2016:

	Fiscal Years Ended
	December 25,	December 26,	December 27,
(amounts in thousands, except share and per share data)	2018	2017	2016
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$3,640	$(1,580)	$9,175
Less: net income attributable to non-controlling interests	$(863)	$(1,539)	$(4,640)
Net income (loss) attributable to The Habit Restaurants, Inc.	$2,777	$(3,119)	$4,535

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,538,637	20,285,780	17,139,777
Diluted	20,645,546	20,285,780	17,148,466
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.14	$(0.15)	$0.26
Diluted	$0.13	$(0.15)	$0.26
Below is a reconciliation of basic and diluted share counts
Basic	20,538,637	20,285,780	17,139,777
Dilutive effect of stock options and restricted stock units	106,909	—	8,689
Diluted	20,645,546	20,285,780	17,148,466
Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,381,550 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of December 25, 2018, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,950,726, 1,296,513, and 670,111 had been granted as of December 25, 2018, December 26, 2017 and December 27, 2016, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 5,576, 56,782 and 1,070 shares have been excluded from the diluted EPS for fiscal years 2018, 2017 and 2016, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will use the cumulative-effect transition method. The Company has elected to take advantage of the practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases. The Company currently expects to recognize approximately $174 million for lease liabilities based on the present value of the remaining minimum rental payments using discount rates as of the effective date and approximately $150 million for right-of-use assets based upon the lease liabilities adjusted for deferred rent and lease incentives on its consolidated balance sheet at adoption. The Company will also recognize an increase of approximately $1.0 million, net of tax, in the opening balance of equity related to the derecognition of the buildings that the Company had determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840. The Company has determined that its existing operating leases will not have a material impact on its consolidated income statement under the new standard. The leases where the Company had previously determined that it was the accounting owner will be accounted for as operating leases under the new standard which will result in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net on its consolidated income statement. The Company is using their current lease software, which has been enhanced to account for ASC 842, and is continuing the process of validating occupancy information in preparation for the new reporting, disclosure and audit for this standard update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal 2018 using the full retrospective approach and accordingly, has adjusted all prior periods reported for the effect of this new guidance. The new revenue guidance does not have an impact on the recognition of revenue from company-operated restaurants or royalty revenue and development fees from franchisees and licensees. Additionally, the new revenue guidance does not impact the revenue recognized from gift cards. The new guidance does impact the revenue recognition of initial franchise and license fees. Previously, the Company recognized the initial franchise or license fee as revenue when the restaurant opened. Under the new guidance, the Company has identified separate performance obligations over the term of the contract and will recognize revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. The Company recognized a reduction of $9,000 to retained earnings as the cumulative effect of adoption of this accounting change as of December 29, 2015 with a corresponding increase of deferred franchise income on the condensed consolidated balance sheet. The Company also recognized a decrease in revenue of $312,000 and $125,000, as previously reported, for fiscal year 2017 and fiscal year 2016, respectively, as a result of the adoption of this new standard. The Company also recognized a decrease of $0.01 in basic and diluted earnings per share for both fiscal year 2017 and fiscal year 2016 as a result of the revenue adjustments made related to the adoption of this new standard.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. Prior to the completion of the IPO, all earnings or losses were attributed to the Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of December 25, 2018, which was 20.7%. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal year 2018 was $1.5 million. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
Income before income taxes of The Habit Restaurants, LLC and its subsidiaries	$4,067	$6,609	$12,821
Weighted average non-controlling interests ownership percentage	21.2%	23.3%	36.2%
Net income attributable to non-controlling interests	$863	$1,539	$4,640

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at December 25, 2018 and December 26, 2017 was approximately $15.1 million and $21.1 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 25,	December 26,
	2018	2017
Leasehold improvements	$120,890	$96,318
Equipment	68,532	53,563
Furniture and fixtures	28,487	24,702
Buildings under deemed landlord financing	19,566	13,966
Smallwares	2,260	1,899
Vehicles	2,392	2,209
Construction in progress	8,370	13,700
	250,497	206,357
Less: Accumulated depreciation and amortization	(89,751)	(66,401)
	$160,746	$139,956

Depreciation and amortization expenses were $24.5 million, $18.8 million and $14.9 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company has determined that it is the accounting owner of a total of 31 buildings and 25 buildings under deemed landlord financing as of December 25, 2018 and December 26, 2017, respectively, and are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. See Note 8—Commitments and Contingencies for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and other costs related to the new restaurants were $1.9 million, $2.0 million and $1.5 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying consolidated statements of operations for fiscal years ended December 25, 2018, December 26, 2017, and December 27, 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of (40.9)%, 102.5% and 28.4% for fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), and the deferred remeasurement for tax reform rate change in 2017. The income tax provision would reflect an effective tax rate of 28.8%, 42.5% and 41.2% for fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of non-recurring and discrete items and the non-controlling interests was disregarded.

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is all domestic and is as follows (in thousands):

	Fiscal Year Ended
	2018	2017	2016
Income before provision for income taxes	$2,583	$63,808	$12,821

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2018	2017	2016
Current
Federal	$—	$—	$—
State and local	13	8	7
Total current expense	$13	$8	$7
Deferred expense
Federal	$850	$58,778	$3,019
State and local	(1,920)	6,602	620
Total deferred expense	$(1,070)	$65,380	$3,639
Provision (benefit) for income taxes	$(1,057)	$65,388	$3,646

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

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

	Fiscal Year Ended
	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	34.0%
State and local taxes, net of federal effect	4.7%	4.8%	4.7%
Permanent differences	4.1%	0.4%	2.8%
Shortfall from restricted stock units	5.8%	0.2%	0.3%
Remeasurement of deferred tax assets in connection with federal rate changes	—	(6.8)%	—
Remeasurement of deferred tax assets in connection with state rate changes	(66.4)%	5.7%	—
Hiring credits	(3.2)%	(0.1)%	(1.0)%
Remeasurement of deferred tax assets in connection with the enactment of the Tax Cuts and Jobs Act	—	75.9%	—
Remeasurement of liabilities under Tax Receivable Agreement with the enactment of the Tax Cuts and Jobs Act	—	(11.8)%	—
Income passed through to non-controlling interests	(6.9)%	(0.8)%	(12.4)%
Effective tax rate	(40.9)%	102.5%	28.4%

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

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 25, 2018	December 26, 2017
Deferred tax assets
Deferred income	$2,417	$2,689
Deferred rent	1,874	1,537
Tax Receivable Agreement - imputed interest	4,999	4,853
Tax goodwill and intangibles	73,243	75,765
Net operating losses	11,792	7,487
Other	4,653	2,606
Total deferred tax assets	98,978	94,937
Deferred tax liabilities
Property and equipment	(10,149)	(8,096)
Prepaids	(163)	(155)
Other	(748)	(513)
Total deferred tax liabilities	(11,060)	(8,764)
Net deferred tax assets	$87,918	$86,173

The net increase in deferred tax assets was primarily due to an increase in the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the secondary offering and the exchanges are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the accompanying consolidated balance sheets. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 25, 2018, the Company had federal, California and other state net operating loss carry forwards of $47.7 million, $21.3 million, and $6.2 million, respectively. The federal net operating loss carry forwards will begin to expire in 2032 and the California and other states net operating loss carry forwards will begin to expire in 2036.

Included in the balance of unrecognized tax benefits as of December 25, 2018 and December 26, 2017 are $103,000 and $152,000, respectively, of tax benefits, which if recognized, would affect the effective tax rate. The change in the balance of unrecognized tax benefits for fiscal year 2018 was due to statute expiration. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 25, 2018 and December 26, 2017 as the Company believes the amounts would be immaterial.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, Inc. will file its Federal income tax return by October 15, 2019. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. With respect to U.S. federal and state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for three to four years after filing of a tax return.

Effects of the Tax Cuts and Jobs Act

The Act was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Given the significance of the legislation, the SEC staff issued SAB 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete, (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

As of December 25, 2018, the Company’s accounting for the Act is complete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance-based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. During the first quarter of fiscal 2018, the Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments, resulting in a reduction in the current portion of the Tax Receivable Agreement liability of $0.7 million that did not impact the Company’s effective tax rate. The Company did not adjust its provisional adjustments during the second and third quarters of fiscal 2018. As of December 25, 2018, the Company has completed its reasonable estimate with respect to the limitation on future entertainment and certain employee fringe benefits in accordance with the enactment of the Act. The Company has applied the limitation to costs applicable under the new limitation and applied the impact related to the timing of future TRA payments.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with the Company, except with respect to certain actual or imputed interest amounts payable under the TRA. In December 2018, the Company made TRA payments, including accrued interest, of $1.5 million to related parties.

As of December 25, 2018, the Company recorded a liability of $82.7 million, representing the payments due to the Continuing LLC Owners under the TRA. As of December 25, 2018, $0.6 million of the liability is classified as a current liability.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $1.6 million in fiscal year 2018 and are reflected in the consolidated statements of operations. The amounts of these adjustments resulted in other income of $57.2 million for fiscal year 2017 and are reflected in the consolidated statements of operations. This adjustment was primarily attributed to the U.S. corporate income tax rate effective in 2018 under the Tax Cuts and Jobs Act.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal year 2018 due to changes of the deferred tax assets associated with the tax basis increase was $0.1 million.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying consolidated statements of operations. As of December 25, 2018, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of December 25, 2018, The Company and The Habit Restaurants, LLC were in compliance with all covenants.

Interest expense for the Credit Facility and prior credit facilities amounted to $0.2 million, $0.1 million and $0.1 million for fiscal year ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively, and consisted of amortization of deferred financing fees and unused commitment fees from the prior credit facility.

On January 4, 2018 the Company executed an irrevocable standby letter of credit for $1.5 million related to the Company’s self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. This letter of credit is a reduction of the borrowing capacity or our Credit Facility.

At December 25, 2018, the principal and interest payments of the Company’s deemed landlord financing (see Note 8) are as follows: (in thousands)

Deemed
Landlord
Fiscal year end	Financing
2019	$1,504
2020	1,446
2021	1,461
2022	1,515
2023	1,458
Thereafter	6,084
$13,468

Note 8—Commitments and Contingencies

Leases—The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases with remaining terms ranging from one to 20 years with renewal options ranging from five to 20 years. The restaurants’ leases generally include land and buildings, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Total rent expense was $24.0 million, $19.8 million and $15.7 million for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively, and is included in occupancy and other operating expenses, general and administrative expenses and pre-opening costs. Included in rent expense was $0.9 million, $0.8 million and $0.8 million for contingent rentals, which are payable on the basis of the percentage of sales in excess of base rent amounts, for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

In some cases, the asset the Company will lease requires construction to ready the space for its intended use, and in certain cases, the Company has involvement with the construction of leased assets. The construction period begins when the Company takes control of the related leased space and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, the Company must consider the nature and extent of its involvement during the construction period, and in some cases, its involvement results in it being considered the accounting owner of the construction project. Primarily, such involvement results in the Company being considered the accounting owner in cases where the Company leases a “cold shell.” By completing the construction of key structural components of a leased building, the Company is deemed to have participated in the construction of the landlord asset. In such cases, the Company capitalizes the landlord’s construction costs, including the value of costs incurred up to the date the Company takes control of the leased space (e.g., the building “shell”) and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, the Company is required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if the Company can remove the landlord’s assets and associated financing obligations from the consolidated balance sheet. In certain leases, the Company maintains various forms of “continuing involvement” in the property, thereby precluding it from derecognizing the asset and associated financing obligations following the construction completion. In those cases, the Company will continue to account for the landlord’s asset as if the Company is the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted the Company would be required to account for the lease as either operating or capital in accordance with ASC 840. As of December 25, 2018 and December 26, 2017, the Company has not derecognized any landlord assets or associated financing obligations. The Company determined that it was the accounting owner of a total of 31 and 25 leased buildings as a result of the application of build-to-suit lease accounting as of December 25, 2018 and December 26, 2017, respectively.

The aggregate future minimum lease payments under non-cancelable operating leases are approximately: (in thousands)

		Deemed
	Operating	Landlord
Fiscal year end	Leases	Leases
2019	$24,944	$2,432
2020	27,197	2,405
2021	27,043	2,369
2022	24,852	2,333
2023	23,406	2,240
Thereafter	108,375	9,658
	$235,817	$21,437

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2019 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 25, 2018, the Company had approximately $5.7 million in such commitments related to new restaurants.

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

Note 9—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $0.1 million, $0.1 million and $0.1 million for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

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

	December 25,	December 26,	December 27,
	2018	2017	2016
Stock-based compensation expense	$2,714	$2,518	$1,870

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 29, 2015	174,687	$30.25	9.3	$—
Granted	332,995	$18.29
Forfeited	(16,242)	$24.37
Exercised	—
Outstanding and expected to vest at December 27, 2016	491,440	$22.69	9.1	$—
Granted	485,491	$16.13
Forfeited	(15,263)	$20.99
Exercised	—
Outstanding and expected to vest at December 26, 2017	961,668	$19.41	8.6	$—
Granted	479,000	$9.41
Forfeited	(124,834)	$17.65
Exercised	—
Outstanding and expected to vest at December 25, 2018	1,315,834	$15.71	8.2	$—

Exercisable at December 25, 2018	294,459	$21.52	7.2	$—

	Fiscal Year Ended
Disclosure Information	2018	2017	2016
Weighted average fair value of options granted	$3.03	$4.30	$5.45
Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	2.73%	1.92%	1.37%
Weighted average volatility	28.6%	28.8%	31.2%
Forfeiture rate	16.7%	12.4%	7.4%
Expected term (years)	5.6	5.5	5.5

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted during 2018 was based on a representative peer group within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015 and multiplying this result by the related number of options outstanding and expected to vest at December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015 and exercisable at December 25, 2018. The fair values of the common stock used in the above calculations were $10.09 per share, $9.50 per share, $17.85 per share and $23.78 per share, the closing prices of the Company’s common stock on December 24, 2018, December 26, 2017, December 27, 2016 and December 29, 2015, respectively, the last trading day of each fiscal year.

There was approximately $3.7 million of total unrecognized compensation costs related to options granted under the Plan as of December 25, 2018. That cost is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for fiscal years 2018, 2017 and 2016 is as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 29, 2015	53,926	$31.79	9.4	$1,282,360
Granted	107,003	$18.17
Forfeited	(5,349)	$24.39
Vested	(10,533)	31.87
Outstanding and expected to vest at December 27, 2016	145,047	$22.38	9.0	$2,589,089
Granted	140,911	$15.81
Forfeited	(5,107)	$19.21
Vested	(30,299)	$23.08
Outstanding and expected to vest at December 26, 2017	250,552	$18.66	8.7	$2,380,244
Granted	175,213	$9.72
Forfeited	(30,067)	$17.13
Vested	(56,465)	$19.52
Outstanding and expected to vest at December 25, 2018	339,233	$14.04	8.6	$3,422,861

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015, by the estimated fair value of the common stock as of December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015. The estimated fair value of the common stock as of December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015 used in the above calculation was $10.09, $9.50, $17.85 and $23.78 per share, the closing prices of the Company’s common stock on December 24, 2018, December 26, 2017, December 27, 2016 and December 29, 2015, respectively, the last trading day of the fiscal year.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 25, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.0 million. That cost is expected to be recognized over a weighted average period of 3.2 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of December 25, 2018, there was approximately $0.2 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 0.4 years.

Note 11—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 10—Management Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $0.4 million, $1.1 million and $2.1 million were declared and paid for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively. Members of The Habit Restaurants, LLC who held unvested units will not receive their portion of the 2014 distribution until the units vest. Distributions of $0.1 million, $0.2 million and $0.2 million on such amounts were paid as of December 25, 2018, December 26, 2017 and December 27, 2016, respectively, and are included in the distributions above. The amount of the unpaid distribution as of December 25, 2018 amounted to $0.1 million. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested will continue to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units are entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC will only be delivered to the holder thereof when, as, and if such common units ultimately vest. Pursuant to and subject to the terms of the LLC Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners have the right to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At any time that an effective registration statement is on file with the Securities and Exchange Commission (“SEC”) with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent.

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

Note 13—Quarterly Financial Reporting

(Unaudited)

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q18	2Q18	3Q18	4Q18	FY18
Total revenue	$91,948	$102,852	$104,639	$102,708	$402,147
Income (loss) from operations	407	3,914	(899)	1,735	5,156
Net income (loss)	689	2,829	(864)	986	3,640
Net income (loss) attributable to non- controlling interests	35	773	(244)	299	863
Net income (loss) attributable to The Habit Restaurants, Inc.	$654	$2,056	$(620)	$687	$2,777
Basic income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.14
Diluted income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.13

	Fiscal Quarter(1)
	1Q17	2Q17	3Q17	4Q17	FY17
Total revenue	$78,591	$83,337	$84,610	$84,849	$331,386
Income (loss) from operations	4,161	2,758	391	(145)	7,165
Net income (loss)	2,702	1,718	424	(6,425)	(1,580)
Net income (loss) attributable to non- controlling interests	904	601	56	(22)	1,539
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,798	$1,117	$368	$(6,403)	$(3,119)
Basic income (loss) per share of Class A common stock	$0.09	$0.06	$0.02	$(0.31)	$(0.15)
Diluted income (loss) per share of Class A common stock	$0.09	$0.05	$0.02	$(0.31)	$(0.15)

1)	Certain totals may not sum exactly due to rounding.

Schedule I:	Condensed Financial Information of Registrant

THE HABIT RESTAURANTS, INC.

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

	December 25,	December 26,
	2018	2017
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$6,181	$6,543
Total current assets	6,181	6,543

Deferred tax assets	87,918	86,173
Investment in subsidiaries	125,342	118,517
Total long-term assets	213,260	204,690
Total assets	$219,441	$211,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses	12,408	11,440
Income tax payable	104	153
Amounts payable to related parties under Tax Receivable Agreement, current portion	552	1,908
Total current liabilities	13,064	13,501
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,142	79,853
Total liabilities	95,206	93,354
Commitments and contingencies (Note 3)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,667,718 shares issued and outstanding at December 25, 2018 and 20,378,452 shares issued and outstanding at December 26, 2017.	207	204
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,381,550 shares issued and outstanding at December 25, 2018 and 5,646,572 shares issued and outstanding at December 26, 2017.	54	56
Additional paid-in capital	117,053	113,475
Retained earnings	6,921	4,144
Total stockholders’ equity	124,235	117,879
Total liabilities and stockholders’ equity	$219,441	$211,233

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
(amounts in thousands)
Intercompany revenue	$449	$320	$346
Operating expenses
General and administrative expenses	449	320	346
Total operating expenses	449	320	346
Operating income	—	—	—
Other (income) expense
Equity in net income of subsidiaries	(3,204)	(5,049)	(8,195)
Tax Receivable Agreement liability adjustment	1,555	(57,231)	—
Interest expense, net	(71)	11	14
Income before income taxes	1,720	62,269	8,181
Provision (benefit) for income taxes	(1,057)	65,388	3,646
Net income (loss)	$2,777	$(3,119)	$4,535

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,777	$(3,119)	$4,535
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax Receivable Agreement liability adjustment	1,555	(57,231)	—
Deferred income taxes	(1,057)	65,388	3,645
Equity in net income of subsidiaries	(3,204)	(5,049)	(8,195)
Changes in assets and liabilities:
Accrued expenses	39	34	(15)
Income taxes payable	(13)	(1)	31
Net cash provided by (used in) operating activities	97	22	1
Cash flows from investing activities:
Capital contribution in subsidiary	—	(900)	—
Net cash used in investing activities	—	(900)	—
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(1,464)	(2,040)	(2,003)
Tax distributions to LLC members	1,005	3,242	4,339
Net cash provided by financing activities	(459)	1,202	2,336
Net change in cash and cash equivalents	(362)	324	2,337
Cash and cash equivalents, beginning of period	6,543	6,219	3,882
Cash and cash equivalents, end of period	$6,181	$6,543	$6,219
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26	$33	$16
Cash paid for income taxes, net	$13	$1	$(31)

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

Note 3—Commitments and Contingencies

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a tax receivable agreement (the “TRA”). Under the TRA, the Company generally will be required to pay to the holders of economic, non-voting interest in The Habit Restaurants, LLC (the "Continuing LLC Owners") 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. See Note 6 to the consolidated financial statements for more information regarding the TRA. As of December 25, 2018 and December 26, 2017, the Company recorded a liability of $82.7 million and $81.8 million, respectively, representing the payments due to the Continuing LLC Owners under the TRA.