Form 10-Q
period 2019-03-26
Habit Restaurants, Inc.
filed 2019-05-02
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	HABT	Nasdaq Global Market

As of April 29, 2019, there were 20,736,402 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,373,050 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 26,	December 25,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$28,943	$24,519
Restricted cash	365	375
Accounts receivable	6,430	7,648
Inventory	1,937	2,019
Prepaid expenses and other current assets	3,210	3,383
Total current assets	40,885	37,944
Property and equipment, net	147,474	160,746
Operating lease right-of-use assets	151,835	—
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	4,018	3,531
Deferred tax assets	87,669	87,918
Total long-term assets	413,463	274,662
Total assets	$454,348	$312,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,918	$15,034
Employee-related accruals	16,737	12,587
Accrued expenses	6,440	5,799
Income tax payable	104	104
Amounts payable to related parties under Tax Receivable Agreement, current portion	441	552
Sales taxes payable	3,391	3,072
Operating lease liabilities, current portion	20,627	—
Deferred rent, current portion	—	1,884
Deferred franchise income, current portion	193	230
Total current liabilities	63,851	39,262
Operating lease liabilities, net of current portion	156,116	—
Deferred rent, net of current portion	—	20,598
Deemed landlord financing	—	19,804
Deferred franchise income, net of current portion	942	806
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,278	82,142
Total liabilities	303,187	162,612
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,711,367 shares issued and outstanding at March 26, 2019 and 20,667,718 shares issued and outstanding at December 25, 2018.	207	207
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,374,550 shares issued and outstanding at March 26, 2019 and 5,381,550 shares issued and outstanding at December 25, 2018.	54	54
Additional paid-in capital	117,693	117,053
Retained earnings	7,455	6,921
The Habit Restaurants, Inc. stockholders’ equity	125,409	124,235
Non-controlling interests	25,752	25,759
Total stockholders’ equity	151,161	149,994
Total liabilities and stockholders’ equity	$454,348	$312,606

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	13 Weeks Ended
	March 26,	March 27,
	2019	2018
(amounts in thousands except share and per share data)
Revenue	$108,174	$91,948
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	32,336	27,935
Labor and related expenses	37,418	31,953
Occupancy and other operating expenses	21,343	15,937
General and administrative expenses	10,058	8,912
Exchange related expenses	—	130
Depreciation and amortization expense	6,608	5,582
Pre-opening costs	642	1,080
Loss on disposal of assets	43	12
Total operating expenses	108,448	91,541
Income (loss) from operations	(274)	407
Other (income) expense
Tax Receivable Agreement liability adjustment	—	1,473
Interest (income) expense, net	(43)	226
Loss before income taxes	(231)	(1,292)
Benefit for income taxes	—	(1,981)
Net income (loss)	$(231)	$689
Less: (net income) loss attributable to non-controlling interests	55	(35)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(176)	$654
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted average shares of Class A common stock outstanding:
Basic	20,675,908	20,439,253
Diluted	20,675,908	20,492,198

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 26, 2019 AND MARCH 27, 2018

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,144	$26,270	$144,149
Net income	—	—	—	—	—	654	35	689
Deferred tax assets	—	—	—	—	(14)	—	—	(14)
Tax distributions	—	—	—	—	—	—	(64)	(64)
Other distributions	—	—	—	—	—	—	(21)	(21)
Exchanges	67,069	1	(67,069)	(1)	—	—	—	—
Restricted stock units vested	43,328	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	438	—	(438)	—
Forfeiture of Class B common stock	—	—	(887)	—	—	—	—	—
Stock-based compensation	—	—	—	—	505	—	162	667
Stockholders’ equity at March 27, 2018	20,488,849	$205	5,578,616	$56	$114,404	$4,798	$25,944	$145,407

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 25, 2018	20,667,718	$207	5,381,550	$54	$117,053	$6,921	$25,759	$149,994
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	710	255	965
Net loss	—	—	—	—	—	(176)	(55)	(231)
Deferred tax assets	—	—	—	—	(7)	—	—	(7)
Tax distributions	—	—	—	—	—	—	(171)	(171)
Other distributions	—	—	—	—	—	—	(3)	(3)
Exchanges	7,000	—	(7,000)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	36,649	—	—	—	(86)	—	—	(86)
Non-controlling interests adjustment	—	—	—	—	151	—	(151)	—
Stock-based compensation	—	—	—	—	582	—	118	700
Stockholders’ equity at March 26, 2019	20,711,367	$207	5,374,550	$54	$117,693	$7,455	$25,752	$151,161

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	13 Weeks Ended
	March 26,	March 27,
	2019	2018
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(231)	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,608	5,582
Amortization of financing fees	33	33
Stock-based compensation	700	667
Tax Receivable Agreement liability adjustment	—	1,473
Loss on disposal of assets	43	12
Deferred income taxes	—	(1,981)
Operating lease right-of-use assets	(2,073)	—
Operating lease liabilities	2,340	—
Deferred rent	—	25
Changes in assets and liabilities:
Accounts receivable	1,220	103
Inventory	81	88
Prepaid expenses	173	(69)
Deposits and other assets	(520)	(128)
Accounts payable	1,089	1,021
Employee-related accruals	4,150	4,017
Accrued expenses	(10)	(1,221)
Sales taxes payable	319	296
Net cash provided by operating activities	13,922	10,607
Cash flows from investing activities:
Purchase of property and equipment	(9,248)	(14,456)
Net cash used in investing activities	(9,248)	(14,456)
Cash flows from financing activities:
Tax distributions to LLC members	(171)	(64)
Other distributions to LLC members	(3)	(21)
Payments on deemed landlord financing	—	(47)
Payments of tax withholding related to restricted stock vesting	(86)	—
Net cash used in financing activities	(260)	(132)
Net change in cash and cash equivalents and restricted cash	$4,414	$(3,981)
Cash and cash equivalents and restricted cash, beginning of period	24,894	28,277
Cash and cash equivalents and restricted cash, end of period	$29,308	$24,296
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$240
NON-CASH FINANCING
Deemed landlord financing	—	$3,568
Right-of-use assets obtained in exchange for operating lease liabilities	6,566	$—
Unpaid purchase of property and equipment	$3,300	$3,717

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

During the 13-week period ended March 26, 2019, 7,000 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 13-week period ended March 26, 2019, 44,635 restricted stock units vested, of which 7,986 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of March 26, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,711,367 LLC Units, representing a 79.4% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

In connection with the Company’s recapitalization and IPO, The Habit Restaurants, LLC limited liability company agreement (the “LLC Agreement”) was amended and restated to, among other things, create a single new class of non-voting LLC Units. The Continuing LLC Owners continue to hold LLC Units, and such existing owners (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) were issued a number of shares of our Class B common stock equal to the number of LLC Units held by them. These LLC Units continue to be subject to any vesting, forfeiture, repurchase or similar provisions pursuant to the Pre-IPO agreement. Each share of Class B common stock provides its holder with no economic rights but entitles the holder to one vote on matters presented to The Habit Restaurants, Inc.’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. The Class B common stock is not publicly traded and does not entitle its holders to receive dividends or distributions upon a liquidation, dissolution or winding up of The Habit Restaurants, Inc.

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

The Company is headquartered in Irvine, California, and, as of March 26, 2019, managed and operated 230 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland, Pennsylvania, and Nevada. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company had entered into five licensing and seven franchise agreements through the period ended March 26, 2019. The Company had six licensed locations and 19 franchised locations from which it generates revenues as of March 26, 2019, which operate in California, Arizona, Nevada, Washington and China.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. It is the Company’s opinion that all adjustments considered necessary for the fair presentation of its results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2018, included in the Company’s annual report on Form 10-K. The Company uses a 52 or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2018, which ended on December 25, 2018, was a 52-week fiscal year. Fiscal year 2019, which will end on December 31, 2019, is a 53-week fiscal year.

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

Reclassifications—Certain comparative prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported net income or earnings per share.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 26, 2019 and December 25, 2018, the Company maintained approximately $11.8 million and $9.5 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.4 million and $0.4 million, respectively, represents restricted cash in an impound account for franchisees developing in states that require segregation of fees paid for stores not opened. At March 26, 2019 and December 25, 2018, the Company maintained approximately $0.3 million at the restaurant level for operating purposes. The remaining $17.1 million and $15.1 million at March 26, 2019 and December 25, 2018, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At March 26, 2019 and December 25, 2018 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Impairment of Long-lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any indicators of impairment of its long-lived assets has occurred and accordingly no such write-downs have been recorded for the 13 weeks ended March 26, 2019 or 13 weeks ended March 27, 2018.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet. As of March 26, 2019 and December 25, 2018, the accruals related to the self-insurance workers’ compensation program were $3.8 million and $3.1 million, respectively. The Company’s actual losses may be significantly different than the estimates currently recorded.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of March 26, 2019 and March 27, 2018, the non-controlling interest was 20.6% and 21.4%, respectively.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended March 26, 2019 and March 27, 2018, respectively:

	13 Weeks Ended
	March 26,	March 27,
(amounts in thousands, except share and per share data)	2019	2018
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$(231)	$689
Less: (net income) loss attributable to non-controlling interests	$55	$(35)
Net income (loss) attributable to The Habit Restaurants, Inc.	$(176)	$654
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,675,908	20,439,253
Diluted	20,675,908	20,492,198
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Below is a reconciliation of basic and diluted share counts
Basic	20,675,908	20,439,253
Dilutive effect of stock options and restricted stock units	—	52,945
Diluted	20,675,908	20,492,198

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,374,550 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of March 26, 2019, there were 2,525,275 options authorized under our 2014 Omnibus Incentive Plan of which 1,974,327 and 1,325,559 had been granted as of March 26, 2019 and March 27, 2018, respectively. See Note 10 - Management Incentive Plans for additional information. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 164,546 and 33,996 shares have been excluded from the diluted EPS for the 13 weeks ended March 26, 2019 and March 27, 2018, respectively, because they were anti-dilutive.

Recently Adopted Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted this ASU in the beginning of the first quarter of fiscal year 2019 and used the cumulative-effect transition method. The Company elected the available practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases.

Upon transition, the Company recorded an increase to opening equity of $1.0 million, net of tax, of which $0.7 million was recognized in retained earnings and $0.3 million in non-controlling interests, with a corresponding decrease of $18.6 million in property and equipment, net, a decrease in deemed landlord financing of $19.8 million and a decrease of $0.2 million in deferred tax assets, related to the derecognition of the buildings that the Company had determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840 Leases. The leases where the Company had previously determined that it was the accounting owner are now accounted for as operating leases under the new standard which will result in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net on its consolidated income statement. The Company’s existing operating leases will not have a material impact on its consolidated income statement under the new standard. In addition, upon transition, the Company also recognized $174.4 million for operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates based on the Company’s borrowing rate as of the effective date and $149.8 million for right-of-use assets based upon the lease liabilities adjusted for deferred rent and lease incentives balances of $24.6 million at adoption. See Note 8 - Leases for additional information.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of March 26, 2019 and March 27, 2018, which was 20.6% and 21.4%, respectively. The amounts of these changes are reflected in the condensed consolidated statements of stockholders’ equity. The amount recorded in equity for the 13 weeks ended March 26, 2019 and March 27, 2018 was $0.2 million and $0.4 million, respectively. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The following table represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2019	2018
Income (loss) before income taxes of The Habit Restaurants, LLC and its subsidiaries	$(266)	$169
Weighted average non-controlling interests ownership percentage	20.7%	20.7%
Net income (loss) attributable to non-controlling interests	$(55)	$35

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $17.1 million and $15.1 million at March 26, 2019 and December 25, 2018, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	March 26,	December 25,
	2019	2018
Leasehold improvements	$128,193	$120,890
Equipment	72,469	68,532
Furniture and fixtures	29,376	28,487
Buildings under deemed landlord financing	—	19,566
Smallwares	2,320	2,260
Vehicles	2,393	2,392
Construction in progress	8,480	8,370
	243,231	250,497
Less: Accumulated depreciation and amortization	(95,757)	(89,751)
	$147,474	$160,746

Depreciation and amortization expenses were $6.6 million and $5.6 million for the 13 weeks ended March 26, 2019 and March 27, 2018, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55 Costs Incurred by a Lessee Prior to Entering into a Lease Agreement, the Company has determined that it was the accounting owner of a total of 31 buildings under deemed landlord financing as of December 25, 2018, and they are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. The Company has determined that these locations will be accounted for as operating leases under ASC 842 Leases, and these amounts were derecognized with the adoption of ASC 842 at the beginning of the first quarter of fiscal year 2019.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of operations for the 13 weeks ended March 26, 2019 and March 27, 2018 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 0.0% and 153.35% for the 13 weeks ended March 26, 2019 and March 27, 2018, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 13 weeks ended March 26, 2019 and March 27, 2018 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 28.55% and 32.32% for the 13-week periods ended March 26, 2019 and March 27, 2018, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of non-recurring and discrete items and the non-controlling interests was disregarded.

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

As of March 27, 2018, the Company’s accounting for the Act was incomplete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. The Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments during the quarter ended March 27, 2018 within the prescribed measurement period.

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

As of March 26, 2019, the Company recorded a liability of $82.7 million, representing the payments due to the Continuing LLC Owners under the TRA. As of March 26, 2019, $0.4 million of the TRA liability is classified as a current liability.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The was no adjustment for the 13-week period ended March 26, 2019, and an adjustment of $1.5 million for the 13-week period ended March 27, 2018 and it is reflected in the condensed consolidated statements of operations.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 13 weeks ended March 26, 2019 and March 27, 2018 due to changes of the deferred tax assets associated with the tax basis increase was $7,000 and $14,000, respectively.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of operations. As of March 26, 2019, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of March 26, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

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

Note 8—Leases

The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases. Our restaurant leases generally have terms ranging from 10 to 20 years with renewal options ranging from five to 20 years. The Company currently has no finance leases. The Company determines if an agreement is a lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on our condensed consolidated balance sheet at commencement date, which is the date the Company gains access to the property. The lease liability is determined based on the present value of the minimum rental payments. Since most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate in effect at the time of lease commencement. The ROU asset is determined based on the lease liability adjusted for lease incentives received. Lease expense is recognized on a straight-line basis over the lease term. The restaurants’ leases generally include land and buildings and require various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance. These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset. The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment, and has therefore elected to the policy to not separate lease from non-lease components if they are combined with the minimum rent payment. Certain leases require contingent rent above the minimum lease payments based on a percentage of sales, these contingent amounts are excluding in determining the lease liability and right-of-use asset and are accounted for as period expenses. The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The following table represents the lease costs for the 13 weeks ended March 26, 2019 (amounts in thousands):

13 Weeks Ended
March 26,
2019
Operating lease cost	6,549
Contingent rent	217
Total lease cost	$6,766

Supplemental cash flow information related to leases (amounts in thousands):

13 Weeks Ended
March 26,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,857

Supplemental balance sheet information related to leases:

March 26,
2019
Weighted Average Remaining Lease Term
Operating leases	8.7 years
Weighted Average Discount Rate
Operating leases	4.8%

Maturities of lease liabilities (amounts in thousands):

Fiscal year end	Operating Leases
2019	$21,446
2020	28,348
2021	27,826
2022	25,620
2023	23,923
2024 and thereafter	91,178
Total lease payments	218,341
Less: imputed interest	(41,598)
Lease liabilities as of March 26, 2019	$176,743

As of March 26, 2019, we have additional leases that have not yet commenced of $48.8 million that are expected to commence during the remainder of fiscal year 2019 and fiscal year 2020 with lease terms ranging from 10 to 20 years.

Note 9—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2019 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of March 26, 2019, the Company had approximately $7.3 million in such commitments related to new restaurants.

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

	13 Weeks Ended
	March 26,	March 27,
	2019	2018
Stock-based compensation expense	$700	$667

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

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 13 weeks ended March 26, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	1,315,834	$15.71	8.2	$—
Granted	7,000	$11.45
Forfeited	(5,000)	$12.77
Exercised	—	$—
Outstanding and expected to vest at March 26, 2019	1,317,834	$15.69	8.0	$—
Exercisable at March 26, 2019	416,125	$20.23	7.2	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of March 26, 2019 and multiplying this result by the related number of options outstanding and expected to vest at March 26, 2019. The fair value of the common stock as of March 26, 2019 used in the above calculation was $10.78 per share, the closing price of the Company’s Class A common stock on March 26, 2019, the last trading day of the first quarter.

There was approximately $2.9 million of total unrecognized compensation costs related to options granted under the Plan as of March 26, 2019. That cost is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 13 weeks ended March 26, 2019 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	339,233	$14.04	8.6	$3,422,861
Granted	16,601	$11.45
Forfeited	(1,600)	$13.23
Vested	(44,635)	$15.93
Outstanding and expected to vest at March 26, 2019	309,599	$13.63	8.5	$3,337,477

During the 13 weeks ended March 26, 2019, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock units in exchange for 7,986 shares withheld. There were no payments made during the 13 weeks ended March 27, 2018. The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at March 26, 2019 by the fair value of the common stock as of March 26, 2019. The fair value of the common stock as of March 26, 2019 used in the above calculation was $10.78 per share, the closing price of the Company’s common stock on March 26, 2019, the last trading day of the first quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 26, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.3 million. That cost is expected to be recognized over a weighted average period of 3.0 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of March 26, 2019, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 0.2 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiaries. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements that involve risk, uncertainties and assumptions. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2018 (our “Annual Report”).

We operate on a 52- or 53-week fiscal year that ends on the last Tuesday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2018 fiscal year consisted of 52 weeks and our 2019 fiscal year will consist of 53 weeks.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of March 26, 2019, we had 255 locations, which includes 25 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 255 restaurants in 11 U.S. states and China as of March 26, 2019, which includes 19 franchised and six licensed locations from which we generate revenue, but excludes the eight licensed locations in Santa Barbara County, California. We opened eight restaurants from December 25, 2018 through March 26, 2019, consisting of seven company-operated and one franchised/licensed location. We expect to open approximately 21 to 23 company-operated restaurants and 10 to 12 franchised/licensed restaurants in 2019. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 13 weeks ended March 26, 2019, 7,000 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 13-week period ended March 26, 2019, 44,635 restricted stock units vested, of which 7,986 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of March 26, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,711,367 LLC Units, representing a 79.4% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2014, 2015, 2016, 2017 and 2018 there were 68, 90, 114, 142 and 168 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 13 weeks ended March 26, 2019 there were 178 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly company-operated comparable restaurant sales since 2014:

	Fiscal Year 2014				Fiscal Year 2015				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107	113	114

	Fiscal Year 2017				Fiscal Year 2018				13 Weeks Ended March 26, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Comparable Restaurant Sales	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%	2.4%	3.2%
Comparable Restaurants	119	128	137	142	148	156	162	168	178

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

Restaurant Development

The following schedule reflects the number of restaurants opened or closed during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2016, 2017 and 2018, respectively and for the 13 weeks ended March 26, 2019.

	13 Weeks Ended	Fiscal Year Ended
	March 26, 2019	2018	2017	2016
Company-operated restaurant base
Beginning of period	223	193	162	137
Openings	7	30	32	26
Closures	—	—	(1)	(1)
Restaurants at end of period	230	223	193	162
Franchised/licensed restaurants(1)
Beginning of period	24	16	10	5
Openings	1	10	6	5
Closures	—	(2)	—	—
Restaurants at end of period	25	24	16	10
Total restaurants
Beginning of period	247	209	172	142
Openings	8	40	38	31
Closures	—	(2)	(1)	(1)
Restaurants at end of period	255	247	209	172
Year-over-year growth
Total restaurants		18.2%	21.5%	21.1%

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended
	March 26,	March 27,
Adjusted EBITDA Reconciliation	2019	2018
(amounts in thousands)
Net income (loss)	$(231)	$689
Non-GAAP adjustments:
Benefit for income taxes	—	(1,981)
Interest (income) expense, net	(43)	226
Depreciation and amortization	6,608	5,582
EBITDA	6,334	4,516
Stock-based compensation expense(a)	700	667
Loss on disposal of assets(b)	43	12
Pre-opening costs(c)	642	1,080
Tax Receivable Agreement liability adjustment(d)	—	1,473
Exchange related expenses(e)	—	130
Build to suit accounting under ASC 840(f)	—	(246)
Adjusted EBITDA	$7,719	$7,632

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(f)

Represents amounts associated with leases where the Company had previously determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840. With the adoption of ASC 842 in fiscal year 2019, these leases are now being accounted for as operating leases which results in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net. The prior period amount was adjusted to exclude the impact of build to suit leases.

Critical Accounting Policies

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2018.

Income Taxes and Tax Receivable Agreement

We are subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of The Habit Restaurants, LLC.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $103,000 at March 26, 2019. However, we continue to not recognize interest expense for uncertain tax positions for the period ended March 26, 2019 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of March 26, 2019, we recorded a liability of $82.7 million representing the payments due to the Continuing LLC Owners under the TRA.

Results of Operations

Thirteen Weeks Ended March 26, 2019 Compared to Thirteen Weeks Ended March 27, 2018

The following table presents selected consolidated comparative results of operations for the 13 weeks ended March 26, 2019 compared to the 13 weeks ended March 27, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	March 26, 2019		March 27, 2018		$	%
Revenue
Restaurant revenue	$107,603	99.5%	$91,529	99.5%	$16,074	17.6%
Franchise/license revenue	571	0.5%	419	0.5%	152	36.3%
Total revenue	108,174	100.0%	91,948	100.0%	16,226	17.6%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	32,336	30.1%	27,935	30.5%	4,401	15.8%
Labor and related expenses	37,418	34.8%	31,953	34.9%	5,465	17.1%
Occupancy and other operating expenses	21,343	19.8%	15,937	17.4%	5,406	33.9%
General and administrative expenses	10,058	9.3%	8,912	9.7%	1,146	12.9%
Exchange related expenses	—	—	130	0.1%	(130)	(100.0)%
Depreciation and amortization expense	6,608	6.1%	5,582	6.1%	1,026	18.4%
Pre-opening costs	642	0.6%	1,080	1.2%	(438)	(40.6)%
Loss on disposal of assets	43	0.0%	12	0.0%	31	258.3%
Total operating expenses	108,448	100.3%	91,541	99.6%	16,907	18.5%
Income (loss) from operations	(274)	(0.3)%	407	0.4%	(681)	(167.3)%
Other (income) expense
Tax Receivable Agreement liability adjustment	—	—	1,473	1.6%	(1,473)	(100.0)%
Interest (income) expense, net	(43)	(0.0)%	226	0.2%	(269)	(119.0)%
Income (loss) before income taxes	(231)	(0.2)%	(1,292)	(1.4)%	1,061	(82.1)%
Benefit for income taxes	—	—	(1,981)	(2.2)%	1,981	(100.0)%
Net income (loss)	$(231)	(0.2)%	$689	0.7%	$(920)	(133.5)%

Restaurant revenue. Restaurant revenue increased $16.1 million, or 17.6%, for the 13 weeks ended March 26, 2019 as compared to the 13 weeks ended March 27, 2018, primarily due to a $2.5 million increase in sales from new restaurants which were opened in the current year and a $10.9 million increase in sales from restaurants opened prior to the 2019 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.6 million, or 3.2%, in the 13 weeks ended March 26, 2019 as compared to the comparable 2018 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 7.4% partially offset by a decrease in traffic of 4.2% in the 13 weeks ended March 26, 2019 as compared to the comparable 2018 period. The increase in revenue was also due in part to increased revenue of $0.1 million for catering trucks during the 13 weeks ended March 26, 2019 as compared to the 13 weeks ended March 27, 2018.

Franchise/license revenue. Franchise/license revenue increased $0.2 million for the 13 weeks ended March 26, 2019 compared to the comparable 2018 period, mainly due to an increase in royalty revenue of $0.2 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $4.4 million, or 15.8%, for 13 weeks ended March 26, 2019 as compared to the comparable 2018 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.1% in the 13 weeks ended March 26, 2019 from 30.5% in the prior year quarter. This decrease was primarily driven by increased menu prices, as we had an approximate 3.9% price increase during the quarter, as well as decreases in beef partially offset by increases in chicken, produce and distribution costs.

Labor and related expenses. Labor and related expenses increased $5.5 million, or 17.1%, for the 13 weeks ended March 26, 2019 as compared to the comparable 2018 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses decreased slightly to 34.8% in the first quarter of 2019 compared to 34.9% in the comparable quarter of 2018 primarily due to leveraging our sales increases and a lower California federal unemployment tax rate compared to the prior year period. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $5.4 million, or 33.9%, for the 13 weeks ended March 26, 2019 as compared to the comparable period in 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 19.8% in the first quarter of 2019 from 17.4% in the comparable quarter of 2018 primarily due to higher call center, on-line and delivery costs as we rolled out the option of delivery in the majority of our restaurants in the second half of last year. In addition, there were higher common area maintenance, rent and advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 12.9%, for the first quarter of 2019 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.3% for the 13 weeks ended March 26, 2019 compared to 9.7% in the comparable quarter of 2018.

Exchange related expenses. There were no exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, for the first quarter of 2019 compared to expenses of $0.1 million in the prior year quarter.

Depreciation and amortization expenses. Depreciation and amortization increased $1.0 million, or 18.4%, for the first quarter of 2019 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 6.1% in the first quarter of 2019 and the first quarter of 2018.

Pre-opening costs. Pre-opening costs decreased $0.4 million for the first quarter of 2019 as compared to the prior year quarter. We opened seven new company-operated restaurants in the first quarter of 2019 compared to opening 11 new company-operated restaurants in the first quarter of 2018. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.6% in the first quarter of 2019 compared to 1.2% in the comparable quarter of 2018.

Tax Receivable Agreement liability adjustment. TRA expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. There was no TRA adjustment for the 13 weeks ended March 26, 2019 as compared to $1.5 million in the comparable prior year period.

Interest (income) expense, net. There was interest income of $43,000 for the first quarter of 2019 as compared to interest expense of $0.2 million in the prior year quarter. The decrease in interest expense is primarily attributed to the adoption of ASC 842 Leases, in the current period. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Benefit for income taxes. Income tax was $0 for the first quarter of 2019 compared to an income tax benefit of $2.0 million in the prior year quarter.

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

We believe that expected cash flow from operations and our existing cash balance at March 26, 2019 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at March 26, 2019 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 25, 2018 to March 26, 2019 were comprised of a $2.9 million increase in current assets and a $24.7 million increase in current liabilities. The increase in current assets was primarily due to a $2.9 million increase in cash primarily attributed to the timing of payables and accrued expenses. The increase in current liabilities was primarily attributed to the adoption of ASC 842 and the recognition of the current portion of operating lease liabilities of $20.6 million as of March 26, 2019 and also due to higher employee-related accruals of $4.2 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	13 Weeks Ended
	March 26,	March 27,
(amounts in thousands)	2019	2018
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$13,922	$10,607
Net cash used in investing activities	(9,248)	(14,456)
Net cash used in financing activities	$(260)	$(132)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $3.3 million to $13.9 million for the 13 weeks ended March 26, 2019 from $10.6 million for the 13 weeks ended March 27, 2018. The majority of the net cash provided increase in the current period was related to a $1.2 million change in accrued expenses and a $1.1 million change in accounts receivable.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $5.3 million to $9.2 million for the 13 weeks ended March 26, 2019 from $14.5 million for the 13 weeks ended March 27, 2018. There were seven company-operated restaurants opened during the 13 weeks ended March 26, 2019 compared to 11 company-operated restaurants opened during the 13 weeks ended March 27, 2018. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $0.2 million to $0.3 million for the 13 weeks ended March 26, 2019 from $0.1 million for the 13 weeks ended March 27, 2018. The difference was mainly attributed to higher tax distributions in the current period of $0.1 million.

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

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of March 26, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of March 26, 2019, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

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

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 26, 2019, as well as our long-term obligations:

(amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations for leases that have commenced(2)	218,341	21,446	56,174	49,543	91,178
Operating lease obligations for leases that have not yet commenced(3)	48,756	627	6,137	7,161	34,831
Purchase obligations(4)	780	780	—	—	—
Total	$267,877	$22,853	$62,311	$56,704	$126,009

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. There were no borrowings on the facility as of March 26, 2019 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.

(2)	Includes minimum rental payments that are included in the lease term for leases that have commenced.
(3)	Includes minimum rental payments that are included in the lease term for leases that have not yet commenced.

(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of March 26, 2019, we did not have any material off-balance sheet arrangements, except for restaurant leases that have not yet commenced.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of March 26, 2019, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs has had an impact on our 13 weeks ended March 26, 2019 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 26, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented new internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard for leases on our financial statements which was adopted at the beginning of the first quarter of fiscal year 2019. There have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 25, 2018. There have been no material changes to our Risk Factors as previously reported.

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

The Habit Restaurants, Inc.
(Registrant)

May 2, 2019	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)