Form 10-Q
period 2019-06-25
Habit Restaurants, Inc.
filed 2019-08-01
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2019

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

As of July 29, 2019, there were 20,756,052 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,353,889 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25,	December 25,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$29,952	$24,519
Restricted cash	365	375
Accounts receivable	5,970	7,648
Inventory	2,057	2,019
Prepaid expenses and other current assets	1,862	3,383
Total current assets	40,206	37,944
Property and equipment, net	150,009	160,746
Operating lease right-of-use assets	156,985	—
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	4,187	3,531
Deferred tax assets	86,896	87,918
Total long-term assets	420,544	274,662
Total assets	$460,750	$312,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$16,364	$15,034
Employee-related accruals	14,572	12,587
Accrued expenses	6,572	5,799
Income tax payable	91	104
Amounts payable to related parties under Tax Receivable Agreement, current portion	441	552
Sales taxes payable	2,728	3,072
Operating lease liabilities, current portion	21,418	—
Deferred rent, current portion	—	1,884
Deferred franchise income, current portion	154	230
Total current liabilities	62,340	39,262
Operating lease liabilities, net of current portion	160,996	—
Deferred rent, net of current portion	—	20,598
Deemed landlord financing	—	19,804
Deferred franchise income, net of current portion	865	806
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,341	82,142
Total liabilities	306,542	162,612
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,752,402 shares issued and outstanding at June 25, 2019 and 20,667,718 shares issued and outstanding at December 25, 2018.	208	207
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,355,389 shares issued and outstanding at June 25, 2019 and 5,381,550 shares issued and outstanding at December 25, 2018.	54	54
Additional paid-in capital	118,580	117,053
Retained earnings	9,427	6,921
The Habit Restaurants, Inc. stockholders’ equity	128,269	124,235
Non-controlling interests	25,939	25,759
Total stockholders’ equity	154,208	149,994
Total liabilities and stockholders’ equity	$460,750	$312,606

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2019	2018	2019	2018
(amounts in thousands except share and per share data)
Revenue	$117,928	$102,852	$226,102	$194,800
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	35,057	30,597	67,393	58,532
Labor and related expenses	38,883	34,038	76,301	65,990
Occupancy and other operating expenses	22,364	17,801	43,707	33,737
General and administrative expenses	10,610	9,835	20,668	18,748
Exchange related expenses	—	—	—	130
Depreciation and amortization expense	6,856	6,021	13,464	11,604
Pre-opening costs	670	646	1,312	1,726
Loss on disposal of assets	53	—	96	12
Total operating expenses	114,493	98,938	222,941	190,479
Income from operations	3,435	3,914	3,161	4,321
Other (income) expense
Tax Receivable Agreement liability adjustment	—	—	—	1,473
Interest (income) expense, net	(56)	251	(99)	477
Income before income taxes	3,491	3,663	3,260	2,371
Provision (benefit) for income taxes	811	834	811	(1,148)
Net income	$2,680	$2,829	$2,449	$3,519
Less: net income attributable to non-controlling interests	(708)	(773)	(653)	(808)
Net income attributable to The Habit Restaurants, Inc.	$1,972	$2,056	$1,796	$2,711
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.10	$0.10	$0.09	$0.13
Diluted	$0.09	$0.10	$0.09	$0.13
Weighted average shares of Class A common stock outstanding:
Basic	20,739,625	20,505,049	20,707,767	20,472,151
Diluted	20,787,147	20,592,768	20,754,935	20,543,412

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE 26 WEEKS ENDED JUNE 25, 2019 AND JUNE 26, 2018

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,144	$26,270	$144,149
Net income	—	—	—	—	—	2,711	808	3,519
Deferred tax assets	—	—	—	—	(26)	—	—	(26)
Tax distributions	—	—	—	—	—	—	(81)	(81)
Other distributions	—	—	—	—	—	—	(33)	(33)
Exchanges	83,893	1	(83,893)	(1)	—	—	—	—
Restricted stock units vested	52,315	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	733	—	(733)	—
Forfeiture of Class B common stock	—	—	(28,950)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,051	—	288	1,339
Stockholders’ equity at June 26, 2018	20,514,660	$205	5,533,729	$55	$115,232	$6,855	$26,519	$148,866

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 25, 2018	20,667,718	$207	5,381,550	$54	$117,053	$6,921	$25,759	$149,994
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	710	255	965
Net income	—	—	—	—	—	1,796	653	2,449
Deferred tax assets	—	—	—	—	(31)	—	—	(31)
Tax distributions	—	—	—	—	—	—	(646)	(646)
Other distributions	—	—	—	—	—	—	(11)	(11)
Exchanges	24,500	—	(24,500)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	60,184	1	—	—	(158)	—	—	(157)
Non-controlling interests adjustment	—	—	—	—	305	—	(305)	—
Forfeiture of Class B common stock	—	—	(1,661)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,411	—	234	1,645
Stockholders’ equity at June 25, 2019	20,752,402	$208	5,355,389	$54	$118,580	$9,427	$25,939	$154,208

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE 13 WEEKS ENDED JUNE 25, 2019 AND JUNE 26, 2018

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at March 27, 2018	20,488,849	$205	5,578,616	$56	$114,404	$4,798	$25,944	$145,407
Net income	—	—	—	—	—	2,056	773	2,829
Deferred tax assets	—	—	—	—	(13)	—	—	(13)
Tax distributions	—	—	—	—	—	—	(17)	(17)
Other distributions	—	—	—	—	—	—	(12)	(12)
Exchanges	16,824	—	(16,824)	—	—	—	—	—
Restricted stock units vested	8,987	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	295	—	(295)	—
Forfeiture of Class B common stock	—	—	(28,063)	—	—	—	—	—
Stock-based compensation	—	—	—	—	546	—	126	672
Stockholders’ equity at June 26, 2018	20,514,660	$205	5,533,729	$55	$115,232	$6,855	$26,519	$148,866

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at March 26, 2019	20,711,367	$207	5,374,550	$54	$117,693	$7,455	$25,752	$151,161
Net income	—	—	—	—	—	1,972	708	2,680
Deferred tax assets	—	—	—	—	(24)	—	—	(24)
Tax distributions	—	—	—	—	—	—	(475)	(475)
Other distributions	—	—	—	—	—	—	(7)	(7)
Exchanges	17,500	—	(17,500)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	23,535	—	—	—	(72)	—	—	(72)
Non-controlling interests adjustment	—	—	—	—	154	—	(154)	—
Forfeiture of Class B common stock	—	—	(1,661)	—	—	—	—	—
Stock-based compensation	—	—	—	—	829	—	115	944
Stockholders’ equity at June 25, 2019	20,752,402	$208	5,355,389	$54	$118,580	$9,427	$25,939	$154,208

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	26 Weeks Ended
	June 25,	June 26,
	2019	2018
(amounts in thousands)
Cash flows from operating activities:
Net income	$2,449	$3,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,464	11,604
Amortization of financing fees	67	66
Stock-based compensation	1,645	1,339
Tax Receivable Agreement liability adjustment	—	1,473
Loss on disposal of assets	96	12
Deferred income taxes	811	(1,148)
Operating lease right-of-use assets	(7,223)	—
Operating lease liabilities	8,012	—
Deferred rent	—	(73)
Changes in assets and liabilities:
Accounts receivable	1,678	1,502
Inventory	(38)	(37)
Prepaid expenses	1,521	232
Deposits and other assets	(722)	(237)
Accounts payable	2,028	1,719
Employee-related accruals	1,985	3,160
Accrued expenses	(158)	(1,181)
Income taxes payable	(13)	(15)
Sales taxes payable	(344)	(475)
Net cash provided by operating activities	25,258	21,460
Cash flows from investing activities:
Purchase of property and equipment	(19,021)	(25,628)
Net cash used in investing activities	(19,021)	(25,628)
Cash flows from financing activities:
Tax distributions to LLC members	(646)	(81)
Other distributions to LLC members	(11)	(33)
Payments on deemed landlord financing	—	(99)
Payments of tax withholding related to restricted stock vesting	(157)	—
Net cash used in financing activities	(814)	(213)
Net change in cash and cash equivalents and restricted cash	$5,423	$(4,381)
Cash and cash equivalents and restricted cash, beginning of period	24,894	28,277
Cash and cash equivalents and restricted cash, end of period	$30,317	$23,896
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$517
Cash paid for income taxes	$13	$15
NON-CASH FINANCING
Deemed landlord financing	—	$3,568
Right-of-use assets obtained in exchange for operating lease liabilities	16,414	$—
Unpaid purchase of property and equipment	$2,969	$3,873

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

During the 26-week period ended June 25, 2019, 24,500 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 26-week period ended June 25, 2019, 75,017 restricted stock units vested, of which 14,833 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of June 25, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,752,402 LLC Units, representing a 79.5% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and, as of June 25, 2019, managed and operated 234 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland, Pennsylvania, Nevada and North Carolina. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company had entered into six licensing and five franchise agreements through the period ended June 25, 2019. The Company had six licensed locations and 22 franchised locations from which it generates revenues as of June 25, 2019, which operate in California, Arizona, Nevada, Washington and China.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 25, 2019 and December 25, 2018, the Company maintained approximately $12.7 million and $9.5 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.4 million and $0.4 million, respectively, represents restricted cash in an impound account for franchisees developing in states that require segregation of fees paid for stores not opened. At June 25, 2019 and December 25, 2018, the Company maintained approximately $0.4 million and $0.3 million, respectively, at the restaurant level for operating purposes. The remaining $17.2 million and $15.1 million at June 25, 2019 and December 25, 2018, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase. At June 25, 2019 and December 25, 2018 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Impairment of Long-lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any indicators of impairment of its long-lived assets has occurred and accordingly no such write-downs have been recorded for the 26 weeks ended June 25, 2019 or 26 weeks ended June 26, 2018.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet. As of June 25, 2019 and December 25, 2018, the accruals related to the self-insurance workers’ compensation program were $4.2 million and $3.1 million, respectively. The Company’s actual losses may be significantly different than the estimates currently recorded.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of June 25, 2019 and June 26, 2018, the non-controlling interest was 20.5% and 21.2%, respectively.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended June 25, 2019 and June 26, 2018, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
(amounts in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to controlling and non-controlling interests	$2,680	$2,829	$2,449	$3,519
Less: net income attributable to non-controlling interests	$(708)	$(773)	$(653)	$(808)
Net income attributable to The Habit Restaurants, Inc.	$1,972	$2,056	$1,796	$2,711
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,739,625	20,505,049	20,707,767	20,472,151
Diluted	20,787,147	20,592,768	20,754,935	20,543,412
Net income attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.10	$0.10	$0.09	$0.13
Diluted	$0.09	$0.10	$0.09	$0.13
Below is a reconciliation of basic and diluted share counts
Basic	20,739,625	20,505,049	20,707,767	20,472,151
Dilutive effect of stock options and restricted stock units	47,522	87,719	47,168	71,261
Diluted	20,787,147	20,592,768	20,754,935	20,543,412

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,355,389 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of June 25, 2019, there were 3,525,275 options authorized under our 2014 Omnibus Incentive Plan, as amended, (the “Amended and Restated 2014 Omnibus Incentive Plan”) of which 2,510,577 and 1,863,559 had been granted as of June 25, 2019 and June 26, 2018, respectively. See Note 10 - Management Incentive Plans for additional information. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 1,719,624 and 67,377 shares and 1,601,211 and 33,786 shares have been excluded from the diluted EPS for the 13 and 26 weeks ended June 25, 2019 and June 26, 2018, respectively, because they were anti-dilutive.

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

Upon transition, the Company recorded an increase to opening equity of $1.0 million, net of tax, of which $0.7 million was recognized in retained earnings and $0.3 million in non-controlling interests, with a corresponding decrease of $18.6 million in property and equipment, net, a decrease in deemed landlord financing of $19.8 million and a decrease of $0.2 million in deferred tax assets, related to the derecognition of the buildings that the Company had determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840 Leases. The leases where the Company had previously determined that it was the accounting owner are now accounted for as operating leases under the new standard which will result in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net on its consolidated income statement. The new standard will not have a material impact on the Company’s consolidated income statement for its existing operating leases. In addition, upon transition, the Company also recognized $174.4 million for operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates based on the Company’s borrowing rate as of the effective date and $149.8 million for right-of-use assets based upon the lease liabilities adjusted for deferred rent and lease incentives balances of $24.6 million at adoption. See Note 8 - Leases for additional information.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of June 25, 2019 and June 26, 2018, which was 20.5% and 21.2%, respectively. The amounts of these changes are reflected in the condensed consolidated statements of stockholders’ equity. The amount recorded in equity for the 26 weeks ended June 25, 2019 and June 26, 2018 was $0.3 million and $0.7 million, respectively. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The following table represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2019	2018	2019	2018
Income before income taxes of The Habit Restaurants, LLC and its subsidiaries	$3,448	$3,638	$3,182	$3,806
Weighted average non-controlling interests ownership percentage	20.5%	21.2%	20.5%	21.2%
Net income attributable to non-controlling interests	$708	$773	$653	$808

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $17.2 million and $15.1 million at June 25, 2019 and December 25, 2018, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of three months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of income. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	June 25,	December 25,
	2019	2018
Leasehold improvements	$130,995	$120,890
Equipment	75,173	68,532
Furniture and fixtures	29,658	28,487
Buildings under deemed landlord financing	—	19,566
Smallwares	2,395	2,260
Vehicles	2,444	2,392
Construction in progress	11,373	8,370
	252,038	250,497
Less: Accumulated depreciation and amortization	(102,029)	(89,751)
	$150,009	$160,746

Depreciation and amortization expenses were $6.9 million and $6.0 million and $13.5 million and $11.6 million for the 13 and 26 weeks ended June 25, 2019 and June 26, 2018, respectively.

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

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of income for the 26 weeks ended June 25, 2019 and June 26, 2018 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 24.88% and (48.42)% for the 26 weeks ended June 25, 2019 and June 26, 2018, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 26 weeks ended June 25, 2019 and June 26, 2018 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 28.53% and 31.98% for the 26-week periods ended June 25, 2019 and June 26, 2018, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of non-recurring and discrete items and the non-controlling interests was disregarded.

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

As of June 26, 2018, the Company’s accounting for the Act was incomplete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. The Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments during the period ended June 26, 2018 within the prescribed measurement period. The Company finalized the impacts of the Act in 2018 and there were no further changes to the estimates recorded in the second quarter of 2018 income tax provision within the prescribed measurement period of SAB 118.  The Company expects to finalize the tax returns related to tax year 2018 by its extended due date of September 16, 2019.

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

As of June 25, 2019, the Company recorded a liability of $82.8 million, representing the payments due to the Continuing LLC Owners under the TRA. As of June 25, 2019, $0.4 million of the TRA liability is classified as a current liability.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. There was no adjustment for the 26-week period ended June 25, 2019, and an adjustment of $1.5 million for the 26-week period ended June 26, 2018 and it is reflected in the condensed consolidated statements of income.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 26 weeks ended June 25, 2019 and June 26, 2018 due to changes of the deferred tax assets associated with the tax basis increase was $31,000 and $26,000, respectively.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. The Company incurred $0.3 million in deferred financing fees related to the Credit Facility that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of income. As of June 25, 2019, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of June 25, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

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

Note 8—Leases

The Company leases its restaurant facilities and corporate offices under non-cancelable operating leases. Our restaurant leases generally have terms ranging from 10 to 20 years with renewal options ranging from five to 20 years. The Company currently has no finance leases. The Company determines if an agreement is a lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on our condensed consolidated balance sheet at commencement date, which is the date the Company gains access to the property. The lease liability is determined based on the present value of the minimum rental payments. Since most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate in effect at the time of lease commencement. The ROU asset is determined based on the lease liability adjusted for lease incentives received. Lease expense is recognized on a straight-line basis over the lease term. The restaurants’ leases generally include land and buildings and require various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance. These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset. The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment, and has therefore elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment. Certain leases require contingent rent above the minimum lease payments based on a percentage of sales, these contingent amounts are excluded in determining the lease liability and right-of-use asset and are accounted for as period expenses. The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The following table represents the lease costs for the 13 and 26 weeks ended June 25, 2019 (amounts in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 25,	June 25,
	2019	2019
Operating lease cost	6,831	13,379
Contingent rent	275	492
Total lease cost	$7,106	$13,871

Supplemental cash flow information related to leases (amounts in thousands):

26 Weeks Ended
June 25,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,864

Supplemental balance sheet information related to leases:

June 25,
2019
Weighted Average Remaining Lease Term
Operating leases	8.7 years
Weighted Average Discount Rate
Operating leases	4.8%

Maturities of lease liabilities (amounts in thousands):

Fiscal year end	Operating Leases
2019	$14,816
2020	29,503
2021	29,064
2022	26,857
2023	25,160
2024 and thereafter	99,838
Total lease payments	225,238
Less: imputed interest	(42,824)
Lease liabilities as of June 25, 2019	$182,414

As of June 25, 2019, we have additional leases that have not yet commenced of $39.8 million that are expected to commence during the remainder of fiscal year 2019 and fiscal year 2020 with lease terms ranging from 10 to 20 years.

Note 9—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2019 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of June 25, 2019, the Company had approximately $4.7 million in such commitments related to new restaurants.

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

Note 10—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying condensed consolidated statements of income. The stock-based compensation expense related to the Amended and Restated 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2019	2018	2019	2018
Stock-based compensation expense	$944	$672	$1,645	$1,339

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards have been granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits grants of cash bonuses beginning in fiscal year 2015. This plan authorized 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024. In April 2019, our board of directors adopted the Amended and Restated 2014 Omnibus Incentive Plan which required and received stockholder approval at our 2019 Annual Meeting of Shareholders. This amendment increased the authorized options and restricted stock units by 1,000,000 shares. This amendment also amended the 2014 Omnibus Incentive Plan to reflect principles of good corporate governance by providing for an aggregate annual limit on compensation payable to each non-employee director (whether or not pursuant to the Amended and Restated 2014 Omnibus Incentive Plan), requiring a minimum vesting period of at least one year for 95% of awards, expressly prohibiting automatic “reload” grants of additional awards upon exercise of a stock option or SAR, expanding our authority to claw back awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and proceeds on the exercise or disposition of such awards, expressly prohibiting “gross-ups” or other payments in respect of any excise taxes assessed on any awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and expressly prohibiting the payment of dividends and dividend equivalents on unvested awards.

The purpose of the Amended and Restated 2014 Omnibus Incentive Plan is to advance the Company’s interests by providing for the grant to eligible individuals of equity-based and other incentive awards.

The Amended and Restated 2014 Omnibus Incentive Plan is administered by our board of directors or a committee of our board of directors (the “Administrator”). The Administrator has the authority to, among other things, interpret the Amended and Restated 2014 Omnibus Incentive Plan, determine eligibility for, grant and determine the terms of awards under the Amended and Restated 2014 Omnibus Incentive Plan and to do all things necessary to carry out the purposes of the Amended and Restated 2014 Omnibus Incentive Plan. The Administrator’s determinations under the Amended and Restated 2014 Omnibus Incentive Plan are conclusive and binding. The Administrator will determine the time or times at which an award will vest or become exercisable. The maximum term of an award will not exceed ten years from the date of grant.

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 26 weeks ended June 25, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	1,315,834	$15.71	8.2	$—
Granted	390,000	$10.12
Forfeited	(32,234)	$14.24
Exercised	—	$—
Outstanding and expected to vest at June 25, 2019	1,673,600	$14.61	8.2	$—
Exercisable at June 25, 2019	526,855	$19.01	7.1	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of June 25, 2019 and multiplying this result by the related number of options outstanding and expected to vest at June 25, 2019. The fair value of the common stock as of June 25, 2019 used in the above calculation was $9.92 per share, the closing price of the Company’s Class A common stock on June 25, 2019, the last trading day of the second quarter.

There was approximately $3.5 million of total unrecognized compensation costs related to options granted under the Plan as of June 25, 2019. That cost is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 26 weeks ended June 25, 2019 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	339,233	$14.04	1.9	$3,422,861
Granted	169,851	$10.23
Forfeited	(13,539)	$12.46
Vested	(75,017)	$15.64
Outstanding and expected to vest at June 25, 2019	420,528	$12.27	2.0	$4,171,638

During the 26 weeks ended June 25, 2019, the Company made payments of $0.2 million related to tax withholding obligations for the vesting of restricted stock units in exchange for 14,833 shares withheld. There were no payments made during the 26 weeks ended June 26, 2018. The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at June 25, 2019 by the fair value of the common stock as of June 25, 2019. The fair value of the common stock as of June 25, 2019 used in the above calculation was $9.92 per share, the closing price of the Company’s common stock on June 25, 2019, the last trading day of the second quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 25, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.1 million. That cost is expected to be recognized over a weighted average period of 3.3 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of June 25, 2019, there was approximately $3,000 of total unrecognized stock-based compensation expense related to these units. That cost is expected to be recognized over a weighted average period of 0.1 years.

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

Overview

The Habit Burger Grill is a burger-centric, fast casual restaurant concept that specializes in preparing fresh, made-to-order char-grilled burgers and sandwiches featuring USDA choice tri-tip steak, grilled chicken and sushi-grade tuna cooked over an open flame. In addition, we feature fresh made-to-order salads and an appealing selection of sides, shakes and malts. We were recently named Best Regional Fast Food in USA Today’s 2019 Best Readers’ Choice Awards. We operate in the approximately $47 billion fast casual restaurant segment, which we believe has created significant disruption over the past few years in the restaurant industry and has impacted market share from adjacent restaurant segments, resulting in growth opportunities for restaurant concepts such as The Habit.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of June 25, 2019, we had 262 locations, which includes 28 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

Growth Strategies and Outlook

We plan to continue to expand our business, focus on comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	thoughtfully expand our company-operated and franchised/licensed restaurant base;
•	increase our comparable restaurant sales;
•	opportunistically open more drive-thru locations;
•	enhance operations and leverage our infrastructure to improve long-term profitability: and
•	leverage delivery, a mobile order application and in-store ordering kiosks and other technological driven options as viable ordering vehicles for consumers.

We had 262 restaurants in 12 U.S. states and China as of June 25, 2019, which includes 22 franchised and six licensed locations from which we generate revenue, but excludes the eight licensed locations in Santa Barbara County, California. We opened 15 restaurants from December 25, 2018 through June 25, 2019, consisting of 11 company-operated and four franchised/licensed locations. We expect to open approximately 21 to 23 company-operated restaurants and seven to nine franchised/licensed restaurants in 2019. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 26 weeks ended June 25, 2019, 24,500 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 26-week period ended June 25, 2019, 75,017 restricted stock units vested, of which 14,833 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of June 25, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,752,402 LLC Units, representing a 79.5% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflect the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2014, 2015, 2016, 2017 and 2018 there were 68, 90, 114, 142 and 168 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 26 weeks ended June 25, 2019 there were 188 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery, a mobile order application and in-store ordering kiosks and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly company-operated comparable restaurant sales since 2014:

	Fiscal Year 2014				Fiscal Year 2015				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107	113	114

	Fiscal Year 2017				Fiscal Year 2018				26 Weeks Ended June 25, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Comparable Restaurant Sales	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%	2.4%	3.2%	3.9%
Comparable Restaurants	119	128	137	142	148	156	162	168	178	188

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

Restaurant Development

The following schedule reflects the number of restaurants opened or closed during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2016, 2017 and 2018, respectively and for the 26 weeks ended June 25, 2019.

	26 Weeks Ended	Fiscal Year Ended
	June 25, 2019	2018	2017	2016
Company-operated restaurant base
Beginning of period	223	193	162	137
Openings	11	30	32	26
Closures	—	—	(1)	(1)
Restaurants at end of period	234	223	193	162
Franchised/licensed restaurants(1)
Beginning of period	24	16	10	5
Openings	4	10	6	5
Closures	—	(2)	—	—
Restaurants at end of period	28	24	16	10
Total restaurants
Beginning of period	247	209	172	142
Openings	15	40	38	31
Closures	—	(2)	(1)	(1)
Restaurants at end of period	262	247	209	172
Year-over-year growth
Total restaurants		18.2%	21.5%	21.1%

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
Adjusted EBITDA Reconciliation	2019	2018	2019	2018
(amounts in thousands)
Net income	$2,680	$2,829	$2,449	$3,519
Non-GAAP adjustments:
Provision (benefit) for income taxes	811	834	811	(1,148)
Interest (income) expense, net	(56)	251	(99)	477
Depreciation and amortization	6,856	6,021	13,464	11,604
EBITDA	10,291	9,935	16,625	14,452
Stock-based compensation expense(a)	944	672	1,645	1,339
Loss on disposal of assets(b)	53	—	96	12
Pre-opening costs(c)	670	646	1,312	1,726
Tax Receivable Agreement liability adjustment(d)	—	—	—	1,473
Exchange related expenses(e)	—	—	—	130
Build to suit accounting under ASC 840(f)	—	(288)	—	(534)
Franchise revenue for terminated agreements(g)	(90)	(501)	(90)	(501)
Adjusted EBITDA	$11,868	$10,464	$19,588	$18,097

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(f)

Represents amounts associated with leases where the Company had previously determined that it was the accounting owner under build to suit lease guidance contained in ASC 840. With the adoption of ASC 842 in fiscal year 2019, these leases are now being accounted for as operating leases which results in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net. The prior period amount was adjusted to exclude the impact of build to suit leases.

(g)	This category includes franchise revenue that was recognized for terminated franchise agreements.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $103,000 at June 25, 2019. However, we continue to not recognize interest expense for uncertain tax positions for the period ended June 25, 2019 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Pursuant to the LLC Agreement, on a monthly basis, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which will be cancelled in connection with any such exchange) for, generally, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our board of directors), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the Securities and Exchange Commission with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of June 25, 2019, we recorded a liability of $82.8 million representing payments due to the Continuing LLC Owners under the TRA.

Results of Operations

Thirteen Weeks Ended June 25, 2019 Compared to Thirteen Weeks Ended June 26, 2018

The following table presents selected consolidated comparative results of operations for the 13 weeks ended June 25, 2019 compared to the 13 weeks ended June 26, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	June 25, 2019		June 26, 2018		$	%
Revenue
Restaurant revenue	$117,139	99.3%	$101,921	99.1%	$15,218	14.9%
Franchise/license revenue	789	0.7%	931	0.9%	(142)	(15.3)%
Total revenue	117,928	100.0%	102,852	100.0%	15,076	14.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	35,057	29.9%	30,597	30.0%	4,460	14.6%
Labor and related expenses	38,883	33.2%	34,038	33.4%	4,845	14.2%
Occupancy and other operating expenses	22,364	19.1%	17,801	17.5%	4,563	25.6%
General and administrative expenses	10,610	9.0%	9,835	9.6%	775	7.9%
Depreciation and amortization expense	6,856	5.9%	6,021	5.9%	835	13.9%
Pre-opening costs	670	0.6%	646	0.6%	24	3.7%
Loss on disposal of assets	53	0.0%	—	0.0%	53	*
Total operating expenses	114,493	97.1%	98,938	96.2%	15,555	15.7%
Income from operations	3,435	2.9%	3,914	3.8%	(479)	(12.2)%
Other (income) expense
Interest (income) expense, net	(56)	(0.0)%	251	0.2%	(307)	(122.3)%
Income before income taxes	3,491	3.0%	3,663	3.6%	(172)	(4.7)%
Provision for income taxes	811	0.7%	834	0.8%	(23)	(2.8)%
Net income	$2,680	2.3%	$2,829	2.8%	$(149)	(5.3)%

* Not Calculable

Restaurant revenue. Restaurant revenue increased $15.2 million, or 14.9%, for the 13 weeks ended June 25, 2019 as compared to the 13 weeks ended June 26, 2018, primarily due to a $4.8 million increase in sales from new restaurants which were opened in the current year and a $6.6 million increase in sales from restaurants opened prior to the 2019 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $3.5 million, or 3.9%, in the 13 weeks ended June 25, 2019 as compared to the comparable 2018 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 6.4% partially offset by a decrease in traffic of 2.5% in the 13 weeks ended June 25, 2019 as compared to the comparable 2018 period. The increase in revenue was also due in part to increased revenue of $0.3 million for catering trucks during the 13 weeks ended June 25, 2019 as compared to the 13 weeks ended June 26, 2018.

Franchise/license revenue. Franchise/license revenue decreased $0.1 million for the 13 weeks ended June 25, 2019 compared to the comparable 2018 period, mainly due to $0.1 million in revenue related to a terminated franchise agreement in the 13 weeks ended June 25, 2019 compared to $0.5 million in revenue related to a terminated franchise agreement in the 13 weeks ended June 26, 2018. The decrease in revenue was partially offset by an increase in royalty revenue of $0.2 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $4.5 million, or 14.6%, for the 13 weeks ended June 25, 2019 as compared to the comparable 2018 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased slightly to 29.9% in the 13 weeks ended June 25, 2019 from 30.0% in the prior year quarter. This decrease was primarily driven by increased menu prices, as we had an approximate 4.3% price increase during the quarter, as well as decreases in beef partially offset by increases in chicken, produce and distribution costs.

Labor and related expenses. Labor and related expenses increased $4.8 million, or 14.2%, for the 13 weeks ended June 25, 2019 as compared to the comparable 2018 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses decreased slightly to 33.2% in the second quarter of 2019 compared to 33.4% in the comparable quarter of 2018 primarily due to increased menu prices, as we had an approximate 4.3% price increase during the quarter, and a lower California federal unemployment tax rate compared to the prior year period. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas, which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $4.6 million, or 25.6%, for the 13 weeks ended June 25, 2019 as compared to the comparable period in 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 19.1% in the second quarter of 2019 from 17.5% in the comparable quarter of 2018 primarily due to higher delivery, call center and on-line costs as we rolled out the option of delivery in the majority of our restaurants during the second half of last year. In addition, there were higher common area maintenance and rent costs in the current period as a percentage of restaurant revenue. The increase was partially offset by slightly lower advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 7.9%, for the second quarter of 2019 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.0% for the 13 weeks ended June 25, 2019 compared to 9.6% in the comparable quarter of 2018.

Depreciation and amortization expenses. Depreciation and amortization increased $0.8 million, or 13.9%, for the second quarter of 2019 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 5.9% in both comparable quarters.

Pre-opening costs. Pre-opening costs increased $0.1 million for the second quarter of 2019 as compared to the prior year quarter. We opened four new company-operated restaurants in the second quarter of 2019 compared to opening seven new company-operated restaurants in the second quarter of 2018. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs remained flat at 0.6% in both comparable quarters.

Interest (income) expense, net. There was interest income of $0.1 million for the second quarter of 2019 as compared to interest expense of $0.3 million in the prior year quarter. The decrease in interest expense, net is primarily attributed to the adoption of ASC 842 Leases, in the current fiscal year. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Provision for income taxes. Income tax expense was $0.8 million for the second quarter of 2019 compared to income tax expense of $0.8 million in the prior year quarter.

Twenty Six Weeks Ended June 25, 2019 Compared to Twenty Six Weeks Ended June 26, 2018

The following table presents selected consolidated comparative results of operations for the 26 weeks ended June 25, 2019 compared to the 26 weeks ended June 26, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	26 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	June 25, 2019		June 26, 2018		$	%
Revenue
Restaurant revenue	$224,743	99.4%	$193,450	99.3%	$31,293	16.2%
Franchise/license revenue	1,359	0.6%	1,350	0.7%	9	0.7%
Total revenue	226,102	100.0%	194,800	100.0%	31,302	16.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	67,393	30.0%	58,532	30.3%	8,861	15.1%
Labor and related expenses	76,301	34.0%	65,990	34.1%	10,311	15.6%
Occupancy and other operating expenses	43,707	19.4%	33,737	17.4%	9,970	29.6%
General and administrative expenses	20,668	9.1%	18,748	9.6%	1,920	10.2%
Offering and exchange related expenses	—	0.0%	130	0.1%	(130)	(100.0)%
Depreciation and amortization expense	13,464	6.0%	11,604	6.0%	1,860	16.0%
Pre-opening costs	1,312	0.6%	1,726	0.9%	(414)	(24.0)%
Loss on disposal of assets	96	0.0%	12	0.0%	84	700.0%
Total operating expenses	222,941	98.6%	190,479	97.8%	32,462	17.0%
Income from operations	3,161	1.4%	4,321	2.2%	(1,160)	(26.8)%
Other expenses
Tax Receivable Agreement liability adjustment	—	0.0%	1,473	0.8%	(1,473)	(100.0)%
Interest (income) expense, net	(99)	(0.0)%	477	0.2%	(576)	(120.8)%
Income before income taxes	3,260	1.4%	2,371	1.2%	889	37.5%
Provision (benefit) for income taxes	811	0.4%	(1,148)	(0.6)%	1,959	(170.6)%
Net income	$2,449	1.1%	$3,519	1.8%	$(1,070)	(30.4)%

Restaurant revenue. Restaurant revenue increased $31.3 million, or 16.2%, for the 26 weeks ended June 25, 2019 as compared to the 26 weeks ended June 26, 2018, primarily due to a $7.3 million increase in sales from new restaurants which were opened in the current year and a $17.5 million increase in sales from restaurants opened prior to the 2019 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $6.1 million, or 3.6%, in the 26 weeks ended June 25, 2019 as compared to the comparable 2018 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 6.9% partially offset by a decrease in traffic of 3.3% in the 26 weeks ended June 25, 2019 as compared to the comparable 2018 period. The increase in revenue was also due in part to increased revenue of $0.4 million for catering trucks during the 26 weeks ended June 25, 2019 as compared to the 26 weeks ended June 26, 2018.

Franchise/license revenue. Franchise/license revenue remained flat at $1.4 million for the 26 weeks ended June 25, 2019 as well as for the comparable 2018 period. There was franchise revenue of $0.1 million related to a terminated franchise agreement in the 26 weeks ended June 25, 2019 compared to $0.5 million related to a terminated franchise agreement in the 26 weeks ended June 26, 2018. There was higher royalty revenue of $0.3 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $8.9 million, or 15.1%, for the 26 weeks ended June 25, 2019 as compared to the comparable 2018 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased to 30.0% in the 26 weeks ended June 25, 2019 from 30.3% in the prior year period. This decrease was primarily driven by increased menu prices, as we had an approximate 4.1% price increase during the period, as well as decreases in beef partially offset by increases in chicken, produce and distribution costs.

Labor and related expenses. Labor and related expenses increased $10.3 million, or 15.6%, for the 26 weeks ended June 25, 2019 as compared to the comparable 2018 period, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses decreased slightly to 34.0% in the 26-week period of 2019 compared to 34.1% in the comparable period of 2018 primarily due to increased menu prices, as we had an approximate 4.1% price increase during the period, and a lower California federal unemployment tax rate compared to the prior year period. Labor costs were higher primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour.  In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas, which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $10.0 million, or 29.6%, for the 26 weeks ended June 25, 2019 as compared to the comparable period in 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 19.4% in the 26-week period of 2019 from 17.4% in the comparable period of 2018 primarily due to higher delivery, call center and on-line costs as we rolled out the option of delivery in the majority of our restaurants during the second half of last year. In addition, there were higher rent costs in the current period as a percentage of restaurant revenue. We expect to see higher rent and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 10.2%, for the 26 weeks ended June 25, 2019 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.1% for the 26 weeks ended June 25, 2019 compared to 9.6% in the comparable period of 2018.

Exchange related expenses. There were no exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, for the 26 weeks ended June 25, 2019 compared to expenses of $0.1 million in the prior year period.

Depreciation and amortization expenses. Depreciation and amortization increased $1.9 million, or 16.0%, for the 26 weeks ended June 25, 2019 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 6.0% for the comparable periods.

Pre-opening costs. Pre-opening costs decreased $0.4 million for the 26 weeks ended June 25, 2019 as compared to the prior year period. We opened 11 new company-operated restaurants in the 26 weeks ended June 25, 2019 compared to opening 18 new company-operated restaurants in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.6% in the 26 weeks ended June 25, 2019 compared to 0.9% in the comparable period of 2018.

Tax Receivable Agreement liability adjustment. TRA expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. There was no TRA adjustment for the 26 weeks ended June 25, 2019 as compared to $1.5 million in the comparable prior year period.

Interest (income) expense, net. There was interest income of $0.1 million for the 26 weeks ended June 25, 2019 as compared to interest expense of $0.5 million in the prior year period. The decrease in interest expense, net is primarily attributed to the adoption of ASC 842 Leases, in the current fiscal year. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Provision (benefit) for income taxes. Income tax expense was $0.8 million for the 26 weeks ended June 25, 2019 compared to an income tax benefit of $1.1 million in the prior year period.

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

We believe that expected cash flow from operations and our existing cash balance at June 25, 2019 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet our obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at June 25, 2019 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 25, 2018 to June 25, 2019 were comprised of a $2.3 million increase in current assets and a $23.1 million increase in current liabilities. The increase in current assets was primarily due to a $5.4 million increase in cash primarily attributed to the timing of payables and accrued expenses, partially offset by a $1.7 million decrease in accounts receivable and a $1.5 million decrease in prepaid expenses and other current assets. The increase in current liabilities was primarily attributed to the adoption of ASC 842 and the recognition of the current portion of operating lease liabilities of $21.4 million as of June 25, 2019 and also due to higher employee-related accruals of $2.0 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	26 Weeks Ended
	June 25,	June 26,
(amounts in thousands)	2019	2018
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$25,258	$21,460
Net cash used in investing activities	(19,021)	(25,628)
Net cash used in financing activities	$(814)	$(213)

Cash Flows Provided by Operating Activities

Cash flows from operating activities reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, stock-based compensation and changes in working capital. Net cash provided by operating activities increased by $3.8 million to $25.3 million for the 26 weeks ended June 25, 2019 from $21.5 million for the 26 weeks ended June 26, 2018. The majority of the net cash provided increase in the current period was related to a $2.5 million increase in net income adjusted for non-cash items, a $1.0 million change in accrued expenses and a $1.3 million change in prepaid expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $6.6 million to $19.0 million for the 26 weeks ended June 25, 2019 from $25.6 million for the 26 weeks ended June 26, 2018. There were 11 company-operated restaurants opened during the 26 weeks ended June 25, 2019 compared to 18 company-operated restaurants opened during the 26 weeks ended June 26, 2018. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $0.6 million to $0.8 million for the 26 weeks ended June 25, 2019 from $0.2 million for the 26 weeks ended June 26, 2018. The difference was mainly attributed to higher tax distributions in the current period of $0.6 million.

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

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of June 25, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of June 25, 2019, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

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

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 25, 2019, as well as our long-term obligations:

(amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations for leases that have commenced(2)	225,238	14,816	58,567	52,017	99,838
Operating lease obligations for leases that have not yet commenced(3)	39,837	150	4,329	5,594	29,764
Purchase obligations(4)	803	803	—	—	—
Total	$265,878	$15,769	$62,896	$57,611	$129,602

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West that matures on August 2, 2019. In October 2018, the Company extended the maturity date on the Credit Facility to August 1, 2020. There were no borrowings on the facility as of June 25, 2019 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. This letter of credit is a reduction of the borrowing capacity of our Credit Facility.

(2)	Includes minimum rental payments that are included in the lease term for leases that have commenced.
(3)	Includes minimum rental payments that are included in the lease term for leases that have not yet commenced.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of June 25, 2019, we did not have any material off-balance sheet arrangements, except for restaurant leases that have not yet commenced.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of June 25, 2019, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs have had an impact on our 26 weeks ended June 25, 2019 and has the potential to do so going forward.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements we use contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, changing our product delivery strategy and by considering alternative product preparation techniques. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant sales.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 25, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented new internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard for leases on our financial statements, which was adopted at the beginning of the first quarter of fiscal year 2019. There have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Habit Restaurants, Inc.
(Registrant)

August 1, 2019	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)