Form 10-Q
period 2019-09-24
Habit Restaurants, Inc.
filed 2019-10-31
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2019

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

As of October 28, 2019, there were 20,768,054 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 5,344,395 shares of the Registrant’s Class B common stock, par value $0.01 per share, outstanding.

THE HABIT RESTAURANTS, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 24,	December 25,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$37,011	$24,519
Restricted cash	270	375
Accounts receivable	6,037	7,648
Inventory	1,937	2,019
Prepaid expenses and other current assets	2,190	3,383
Total current assets	47,445	37,944
Property and equipment, net	149,856	160,746
Operating lease right-of-use assets	160,578	—
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	4,088	3,531
Deferred tax assets	86,982	87,918
Total long-term assets	423,971	274,662
Total assets	$471,416	$312,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,341	$15,034
Employee-related accruals	18,644	12,587
Accrued expenses	6,806	5,799
Income tax payable	42	104
Amounts payable to related parties under Tax Receivable Agreement, current portion	441	552
Sales taxes payable	3,623	3,072
Operating lease liabilities, current portion	21,949	—
Deferred rent, current portion	—	1,884
Deferred franchise income, current portion	257	230
Total current liabilities	67,103	39,262
Operating lease liabilities, net of current portion	164,188	—
Deferred rent, net of current portion	—	20,598
Deemed landlord financing	—	19,804
Deferred franchise income, net of current portion	1,329	806
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	82,747	82,142
Total liabilities	315,367	162,612
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,760,052 shares issued and outstanding at September 24, 2019 and 20,667,718 shares issued and outstanding at December 25, 2018.	208	207
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,349,889 shares issued and outstanding at September 24, 2019 and 5,381,550 shares issued and outstanding at December 25, 2018.	53	54
Additional paid-in capital	119,363	117,053
Retained earnings	10,465	6,921
The Habit Restaurants, Inc. stockholders’ equity	130,089	124,235
Non-controlling interests	25,960	25,759
Total stockholders’ equity	156,049	149,994
Total liabilities and stockholders’ equity	$471,416	$312,606

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2019	2018	2019	2018
(amounts in thousands except share and per share data)
Revenue	$117,303	$104,639	$343,405	$299,439
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	35,098	30,992	102,491	89,524
Labor and related expenses	38,572	35,133	114,873	101,122
Occupancy and other operating expenses	23,400	19,436	67,107	53,174
General and administrative expenses	10,462	9,843	31,130	28,590
Exchange related expenses	—	—	—	130
Depreciation and amortization expense	7,082	6,348	20,546	17,952
Pre-opening costs	465	658	1,777	2,384
Asset impairment and restaurant closure charges	606	3,082	606	3,082
Loss on disposal of assets	65	46	161	59
Total operating expenses	115,750	105,538	338,691	296,017
Income (loss) from operations	1,553	(899)	4,714	3,422
Other (income) expense
Tax Receivable Agreement liability adjustment	394	—	394	1,473
Interest (income) expense, net	(79)	272	(178)	749
Income (loss) before income taxes	1,238	(1,171)	4,498	1,200
Provision (benefit) for income taxes	(127)	(307)	684	(1,454)
Net income (loss)	$1,365	$(864)	$3,814	$2,654
Less: (net income) loss attributable to non-controlling interests	(327)	244	(980)	(563)
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,038	$(620)	$2,834	$2,091
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.05	$(0.03)	$0.14	$0.10
Diluted	$0.05	$(0.03)	$0.14	$0.10
Weighted average shares of Class A common stock outstanding:
Basic	20,756,782	20,552,532	20,724,105	20,498,945
Diluted	20,772,041	20,552,532	20,769,178	20,577,722

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE 39 WEEKS ENDED SEPTEMBER 24, 2019 AND SEPTEMBER 25, 2018

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 26, 2017	20,378,452	$204	5,646,572	$56	$113,475	$4,144	$26,270	$144,149
Net income	—	—	—	—	—	2,091	563	2,654
Deferred tax assets	—	—	—	—	(92)	—	—	(92)
Tax distributions	—	—	—	—	—	—	(130)	(130)
Other distributions	—	—	—	—	—	—	(132)	(132)
Exchanges	211,765	2	(211,765)	(2)	—	—	—	—
Restricted stock units vested	54,765	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,484	—	(1,484)	—
Forfeiture of Class B common stock	—	—	(31,078)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,615	—	410	2,025
Stockholders’ equity at September 25, 2018	20,644,982	$206	5,403,729	$54	$116,481	$6,235	$25,497	$148,473

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at December 25, 2018	20,667,718	$207	5,381,550	$54	$117,053	$6,921	$25,759	$149,994
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	710	255	965
Net income	—	—	—	—	—	2,834	980	3,814
Deferred tax assets	—	—	—	—	(36)	—	—	(36)
Tax distributions	—	—	—	—	—	—	(862)	(862)
Other distributions	—	—	—	—	—	—	(104)	(104)
Exchanges	30,000	—	(30,000)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	62,334	1	—	—	(162)	—	—	(161)
Non-controlling interests adjustment	—	—	—	—	305	—	(305)	—
Forfeiture of Class B common stock	—	—	(1,661)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,203	—	237	2,440
Stockholders’ equity at September 24, 2019	20,760,052	$208	5,349,889	$53	$119,363	$10,465	$25,960	$156,049

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE 13 WEEKS ENDED SEPTEMBR 24, 2019 AND SEPTEMBER 25, 2018

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at June 26, 2018	20,514,660	$205	5,533,729	$55	$115,232	$6,855	$26,519	$148,866
Net loss	—	—	—	—	—	(620)	(244)	(864)
Deferred tax assets	—	—	—	—	(68)	—	—	(68)
Tax distributions	—	—	—	—	—	—	(48)	(48)
Other distributions	—	—	—	—	—	—	(100)	(100)
Exchanges	127,872	1	(127,872)	(1)	—	—	—	—
Restricted stock units vested	2,450	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	752	—	(752)	—
Forfeiture of Class B common stock	—	—	(2,128)	—	—	—	—	—
Stock-based compensation	—	—	—	—	565	—	122	687
Stockholders’ equity at September 25, 2018	20,644,982	$206	5,403,729	$54	$116,481	$6,235	$25,497	$148,473

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Stockholders’ equity at June 25, 2019	20,752,402	$208	5,355,389	$54	$118,580	$9,427	$25,939	$154,208
Net income	—	—	—	—	—	1,038	327	1,365
Deferred tax assets	—	—	—	—	(4)	—	—	(4)
Tax distributions	—	—	—	—	—	—	(216)	(216)
Other distributions	—	—	—	—	—	—	(93)	(93)
Exchanges	5,500	—	(5,500)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	2,150	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	792	—	3	795
Stockholders’ equity at September 24, 2019	20,760,052	$208	5,349,889	$53	$119,363	$10,465	$25,960	$156,049

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	39 Weeks Ended
	September 24,	September 25,
	2019	2018
(amounts in thousands)
Cash flows from operating activities:
Net income	$3,814	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,546	17,952
Amortization of financing fees	81	99
Stock-based compensation	2,440	2,025
Tax Receivable Agreement liability adjustment	394	1,473
Asset impairment and restaurant closure charges	154	3,082
Loss on disposal of assets	161	59
Deferred income taxes	684	(1,454)
Operating lease right-of-use assets	(10,815)	—
Operating lease liabilities	11,734	—
Deferred rent	—	(273)
Changes in assets and liabilities:
Accounts receivable	1,585	2,388
Inventory	82	(69)
Prepaid expenses	1,193	(516)
Deposits and other assets	(637)	(396)
Accounts payable	760	1,423
Employee-related accruals	6,057	7,813
Accrued expenses	1,680	300
Income taxes payable	(13)	(15)
Sales taxes payable	551	365
Net cash provided by operating activities	40,451	36,910
Cash flows from investing activities:
Purchase of property and equipment	(26,936)	(34,243)
Net cash used in investing activities	(26,936)	(34,243)
Cash flows from financing activities:
Tax distributions to LLC members	(862)	(130)
Other distributions to LLC members	(104)	(132)
Payments on deemed landlord financing	—	(158)
Payments of tax withholding related to restricted stock vesting	(162)	—
Net cash used in financing activities	(1,128)	(420)
Net change in cash and cash equivalents and restricted cash	$12,387	$2,247
Cash and cash equivalents and restricted cash, beginning of period	24,894	28,277
Cash and cash equivalents and restricted cash, end of period	$37,281	$30,524
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7	$735
Cash paid for income taxes	$13	$15
NON-CASH FINANCING
Deemed landlord financing	$—	$4,446
Right-of-use assets obtained in exchange for operating lease liabilities	$24,857	$—
Unpaid purchase of property and equipment	$2,042	$3,107

See notes to condensed consolidated financial statements (unaudited).

THE HABIT RESTAURANTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

The condensed consolidated financial statements of The Habit Restaurants, Inc. include the accounts of The Habit Restaurants, LLC and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Habit Restaurants, Inc. was formed as a Delaware corporation on July 24, 2014, as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of shares of Class A common stock. The Company acquired, by merger, entities that were members of The Habit Restaurants, LLC. The Company accounted for the merger as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) ASC 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer. The Habit Restaurants, Inc. is a holding company with no direct operations that holds as its principal assets an equity interest in The Habit Restaurants, LLC and shares of subsidiaries, each of which in turn holds as its principal asset an equity interest in The Habit Restaurants, LLC, and relies on The Habit Restaurants, LLC to provide the Company with funds necessary to meet any financial obligations. As such, the Company has no independent means of generating revenue. In February 2013, HBG Franchise, LLC (“Franchise”), a wholly-owned subsidiary of The Habit Restaurants, LLC and a Delaware limited liability company, was formed to begin franchising the Company’s restaurant concept.

During the 39-week period ended September 24, 2019, 30,000 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 39-week period ended September 24, 2019, 77,617 restricted stock units vested, of which 15,283 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of September 24, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,760,052 LLC Units, representing a 79.5% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

As the sole managing member of The Habit Restaurants, LLC, the Company has the right to determine when distributions will be made to the holders of LLC Units, and the amount of any such distributions (in each case subject to the requirements with respect to the tax distributions described below). If The Habit Restaurants, Inc. authorizes a distribution, such distribution will be made to the holders of LLC Units, including The Habit Restaurants, Inc., pro rata in accordance with their respective ownership of the LLC Units (other than, for clarity, certain non-pro rata distributions to the Company to satisfy certain of the Company’s obligations). Notwithstanding the foregoing, The Habit Restaurants, LLC bears the cost of or reimburses The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc. The Company also entered into a tax receivable agreement (“TRA”).

The Habit Restaurants, LLC is treated by its members as a partnership for federal and applicable state income tax purposes and, as such, generally is not expected to be subject to income tax (except that it may be required to withhold and remit tax as a withholding agent). Instead, taxable income is allocated to holders of LLC Units, including the Company. Accordingly, the Company incurs income taxes on its allocable share of any net taxable income of The Habit Restaurants, LLC and also incurs expenses related to its operations. Pursuant to the LLC Agreement, The Habit Restaurants, LLC is required to make tax distributions to the holders of LLC Units, except that The Habit Restaurants, LLC’s ability to make such distributions may be subject to various limitations and restrictions, including the operating results of its subsidiaries, its cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members, compliance by The Habit Restaurants, LLC and its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by The Habit Restaurants, LLC or its subsidiaries with third parties. In addition to tax expenses, The Habit Restaurants, Inc. incurs expenses related to its operations, plus payments under the TRA, which the Company expects will be significant. The Company intends to cause The Habit Restaurants, LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow The Habit Restaurants, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. Under the terms of the LLC Agreement, no member shall be obligated personally for any debt, obligation, or liability of the Company.

The Company is headquartered in Irvine, California, and, as of September 24, 2019, managed and operated 237 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Idaho, Virginia, Maryland, Pennsylvania, Nevada and North Carolina. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, and shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent, among other factors, upon the success of the Company’s restaurant concept. The Company had entered into seven licensing and seven franchise agreements as of September 24, 2019. The Company had six licensed locations and 22 franchised locations from which it generates revenues as of September 24, 2019, which operate in California, Arizona, Nevada, Washington and China.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. It is the Company’s opinion that all adjustments considered necessary for the fair presentation of its results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2018, included in the Company’s annual report on Form 10-K. The Company uses a 52 or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2018, which ended on December 25, 2018, was a 52-week fiscal year. Fiscal year 2019, which will end on December 31, 2019, is a 53-week fiscal year.

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

Reclassifications—Certain comparative prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net income or earnings per share.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 24, 2019 and December 25, 2018, the Company maintained approximately $13.1 million and $9.5 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.3 million and $0.4 million, respectively, represents restricted cash in an impound account for franchisees developing in states that require segregation of fees paid for stores not opened. At September 24, 2019 and December 25, 2018, the Company maintained approximately $0.4 million and $0.3 million, respectively, at the restaurant level for operating purposes. The remaining $23.8 million and $15.1 million at September 24, 2019 and December 25, 2018, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of five months or less at the date of purchase. At September 24, 2019 and December 25, 2018 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Fair Value Measurements—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

Impairment of Long-lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review for the 39 weeks ended September 24, 2019, the Company does not believe that any indicators of impairment of its long-lived assets has occurred and accordingly no such write-downs have been recorded. The Company recorded a non-cash impairment charge of $3.1 million in the third quarter of 2018 for three restaurants in the Orlando, Florida market.

Restaurant Closure Charges—During the 13 weeks ended September 24, 2019, the Company closed three restaurants in the Orlando, Florida market, all of which were previously impaired during the third quarter of 2018, and also decided not to move forward with the development of a fourth restaurant in the Orlando, Florida market. The Company recorded restaurant closure charges of $0.6 million during the 13 and 39 weeks ended September 24, 2019. There were no restaurant closure charges in the prior year periods. Restaurant closure charges consist primarily of lease termination costs, rent expense related to closed restaurants, severance and other direct costs related to closed restaurants.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet. As of September 24, 2019 and December 25, 2018, the accruals related to the self-insurance workers’ compensation program were $4.9 million and $3.1 million, respectively. The Company’s actual losses may be significantly different than the estimates currently recorded.

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

Non-controlling Interests—The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of September 24, 2019 and September 25, 2018, the non-controlling interest was 20.5% and 20.7%, respectively.

Earnings per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to The Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards.

The following table sets forth the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended September 24, 2019 and September 25, 2018, respectively:

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
(amounts in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$1,365	$(864)	$3,814	$2,654
Less: (net income) loss attributable to non-controlling interests	$(327)	$244	$(980)	$(563)
Net income (loss) attributable to The Habit Restaurants, Inc.	$1,038	$(620)	$2,834	$2,091
Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,756,782	20,552,532	20,724,105	20,498,945
Diluted	20,772,041	20,552,532	20,769,178	20,577,722
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.05	$(0.03)	$0.14	$0.10
Diluted	$0.05	$(0.03)	$0.14	$0.10
Below is a reconciliation of basic and diluted share counts
Basic	20,756,782	20,552,532	20,724,105	20,498,945
Dilutive effect of stock options and restricted stock units	15,259	—	45,073	78,777
Diluted	20,772,041	20,552,532	20,769,178	20,577,722

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,349,889 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of September 24, 2019, there were 3,525,275 options authorized under our 2014 Omnibus Incentive Plan, as amended (the “Amended and Restated 2014 Omnibus Incentive Plan”), of which 2,527,077 and 1,870,309 had been granted as of September 24, 2019 and September 25, 2018, respectively. See Note 10—Management Incentive Plans for additional information. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 1,840,387 and 2,274 shares and 1,687,155 and 27,036 shares have been excluded from the diluted EPS for the 13 and 39 weeks ended September 24, 2019 and September 25, 2018, respectively, because they were anti-dilutive.

Recently Adopted Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted this ASU in the beginning of the first quarter of fiscal year 2019 and used the cumulative-effect transition method. The Company elected the available practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases.

Upon transition, the Company recorded an increase to opening equity of $1.0 million, net of tax, of which $0.7 million was recognized in retained earnings and $0.3 million in non-controlling interests, with a corresponding decrease of $18.6 million in property and equipment, net, a decrease in deemed landlord financing of $19.8 million and a decrease of $0.2 million in deferred tax assets, related to the derecognition of the buildings that the Company had determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840 Leases. The leases where the Company had previously determined that it was the accounting owner are now accounted for as operating leases under the new standard which will result in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net on its consolidated income statement. The new standard will not have a material impact on the Company’s consolidated income statement for its existing operating leases. In addition, upon transition, the Company also recognized $174.4 million for operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates based on the Company’s borrowing rate as of the effective date and $149.8 million for right-of-use assets based upon the lease liabilities adjusted for deferred rent and lease incentives balances of $24.6 million at adoption. See Note 8—Leases for additional information.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the condensed consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of September 24, 2019 and September 25, 2018, which was 20.5% and 20.7%, respectively. The amounts of these changes are reflected in the condensed consolidated statements of stockholders’ equity. The amount recorded in equity for the 39 weeks ended September 24, 2019 and September 25, 2018 was $0.3 million and $1.5 million, respectively. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The following table represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2019	2018	2019	2018
Income (loss) before income taxes of The Habit Restaurants, LLC and its subsidiaries	$1,597	$(1,184)	$4,780	$2,622
Weighted average non-controlling interests ownership percentage	20.5%	20.6%	20.5%	21.5%
Net income (loss) attributable to non-controlling interests	$327	$(244)	$980	$563

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities was approximately $23.8 million and $15.1 million at September 24, 2019 and December 25, 2018, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of five months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the condensed consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	September 24,	December 25,
	2019	2018
Leasehold improvements	$135,076	$120,890
Equipment	78,662	68,532
Furniture and fixtures	30,334	28,487
Buildings under deemed landlord financing	—	19,566
Smallwares	2,482	2,260
Vehicles	2,460	2,392
Construction in progress	9,427	8,370
	258,441	250,497
Less: Accumulated depreciation and amortization	(108,585)	(89,751)
	$149,856	$160,746

Depreciation and amortization expenses were $7.1 million and $6.3 million for the 13 weeks ended September 24, 2019 and September 25, 2018, respectively, and $20.5 million and $18.0 million for the 39 weeks ended September 24, 2019 and September 25, 2018, respectively.

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

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying condensed consolidated statements of operations for the 39 weeks ended September 24, 2019 and September 25, 2018 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 15.21% and (121.26)% for the 39 weeks ended September 24, 2019 and September 25, 2018, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for the 39 weeks ended September 24, 2019 and September 25, 2018 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods). The income tax provision would reflect an effective tax rate of 28.64% and 29.97% for the 39-week periods ended September 24, 2019 and September 25, 2018, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of non-recurring and discrete items and the non-controlling interests was disregarded.

Effects of the Tax Cuts and Jobs Act

Tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions was for tax years beginning after December 31, 2017. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

As of September 25, 2018, the Company’s accounting for the Act was complete. As noted at the fiscal year ended December 26, 2017, the Company was able to reasonably estimate certain effects related to the reduction in the U.S. corporate income tax rate to 21%, including the impact of the Company’s assessment of 100% bonus depreciation for qualified assets placed in service after September 27, 2017 and the inclusion of performance based compensation in determining the excessive compensation limitation. Therefore, the Company recorded provisional adjustments associated with these items during the fiscal year ended December 26, 2017. The Company updated its provision adjustments as related to the bonus depreciation for qualified assets and the impact related to the TRA payments during the first quarter of fiscal 2018, within the prescribed measurement period. The Company finalized the impacts of the Act in 2018 and there were no further changes to the estimates recorded in the second and third quarters of 2018 income tax provision within the prescribed measurement period of SAB 118.  The Company finalized the tax returns related to tax year 2018 by its extended due date of October 15, 2019.

Tax Receivable Agreement

In connection with the IPO that occurred in fiscal year 2014, the Company entered into the TRA. Under the TRA, the Company generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The amount payable to the Continuing LLC Owners under the TRA is disclosed in the accompanying condensed consolidated balance sheets. In addition, the TRA provides for interest, at a rate equal to one year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 200 basis points until paid (although a rate equal to one year LIBOR will apply if the inability to make payments under the TRA is due to limitations imposed on the Company or any of our subsidiaries by a debt agreement in effect on the date of the IPO). The Company’s ability to make payments under the TRA and to pay its tax liabilities to taxing authorities generally will depend on our receipt of cash distributions from The Habit Restaurants, LLC.

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

As of September 24, 2019, the Company recorded a liability of $83.2 million, representing the payments due to the Continuing LLC Owners under the TRA. As of September 24, 2019, $0.4 million of the TRA liability is classified as a current liability.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $0.4 million for the 39-week period ended September 24, 2019, and $1.5 million for the 39-week period ended September 25, 2018 and these adjustments are reflected in the condensed consolidated statements of operations.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA.  The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for the 39 weeks ended September 24, 2019 and September 25, 2018 due to changes of the deferred tax assets associated with the tax basis increase was $36,000 and $92,000, respectively.

Payments are due under the TRA for a given year if the Company has a net realized tax benefit. The realized tax benefit is intended to measure the decrease or increase in the actual tax liability of the Company attributable to the tax benefits defined in the TRA (i.e., basis adjustments and imputed interest), using a “with and without” methodology. Payments are anticipated to be made under the TRA for approximately 20-25 years, with a payment due after the filing of the Company’s federal income tax return, which is due on or about October 15th of any given year (including extensions). The payments are to be made in accordance with the terms of the TRA. The Company shall pay or cause to be paid within five business days after the obligations became due (i.e., payable within 95-125 calendar days after the due date of the federal income tax return (taking into account valid extensions) dependent upon the type of holder of the TRA). The timing of the payments are subject to certain contingencies including whether the Company will have sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Obligations pursuant to the TRA are obligations of the Company. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”), with a maturity date of August 2, 2019. In October 2018 and September 2019, the Company extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. As part of the initial execution of the Credit Facility, the Company incurred $0.3 million in deferred financing fees that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of operations. As of September 24, 2019, The Habit Restaurants, LLC had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility and principal payments, if applicable, are due monthly.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve month period then ended at the end of each fiscal quarter. As of September 24, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants.

On January 4, 2018 the Company executed an irrevocable standby letter of credit for $1.5 million related to the Company’s self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2019, the Company executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity of our Credit Facility.

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

The following table represents the lease costs for the 13 and 39 weeks ended September 24, 2019 (amounts in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 24,	September 24,
	2019	2019
Operating lease cost	7,064	20,443
Contingent rent	249	741
Total lease cost	$7,313	$21,184

Supplemental cash flow information related to leases (amounts in thousands):

39 Weeks Ended
September 24,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,209

Supplemental balance sheet information related to leases:

September 24,
2019
Weighted Average Remaining Lease Term
Operating leases	8.6 years
Weighted Average Discount Rate
Operating leases	4.7%

Maturities of lease liabilities (amounts in thousands):

Fiscal year end	Operating Leases
2019	$7,563
2020	30,190
2021	29,878
2022	28,477
2023	26,925
2024 and thereafter	105,598
Total lease payments	228,631
Less: imputed interest	(42,494)
Lease liabilities as of September 24, 2019	$186,137

As of September 24, 2019, we have additional leases that have not yet commenced of $39.2 million that are expected to commence during the remainder of fiscal year 2019 and fiscal year 2020 with lease terms ranging from 10 to 20 years.

Note 9—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2019 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of September 24, 2019, the Company had approximately $2.4 million in such commitments related to new restaurants.

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

Note 10—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The stock-based compensation expense related to the Amended and Restated 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2019	2018	2019	2018
Stock-based compensation expense	$795	$687	$2,440	$2,025

2014 Omnibus Incentive Plan

Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) and, subsequent to the IPO, all equity-based awards have been granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits grants of cash bonuses. This plan authorized 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024. In April 2019, our board of directors adopted the Amended and Restated 2014 Omnibus Incentive Plan, which required and received stockholder approval at our 2019 Annual Meeting of Stockholders. This amendment increased the authorized options and restricted stock units by 1,000,000 shares. This amendment also amended the 2014 Omnibus Incentive Plan to provide for an aggregate annual limit on compensation payable to each non-employee director (whether or not pursuant to the Amended and Restated 2014 Omnibus Incentive Plan), require a minimum vesting period of at least one year for 95% of awards, expressly prohibit automatic “reload” grants of additional awards upon exercise of a stock option or SAR, expand our authority to claw back awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and proceeds on the exercise or disposition of such awards, expressly prohibit “gross-ups” or other payments in respect of any excise taxes assessed on any awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and expressly prohibit the payment of dividends and dividend equivalents on unvested awards.

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

Non-Qualified Stock Options

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant for the 39 weeks ended September 24, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	1,315,834	$15.71	8.2	$—
Granted	401,000	$10.12
Forfeited	(56,105)	$13.91
Exercised	—	$—
Outstanding and expected to vest at September 24, 2019	1,660,729	$14.60	8.0	$—
Exercisable at September 24, 2019	523,572	$19.10	6.9	$—

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of September 24, 2019 and multiplying this result by the related number of options outstanding and expected to vest at September 24, 2019. The fair value of the common stock as of September 24, 2019 used in the above calculation was $8.80 per share, the closing price of the Company’s Class A common stock on September 24, 2019, the last trading day of the third quarter.

There was approximately $3.2 million of total unrecognized compensation costs related to options granted under the Plan as of September 24, 2019. That cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

A summary of stock-based compensation activity related to restricted stock units for the 39 weeks ended September 24, 2019 are as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2018	339,233	$14.04	1.9	$3,422,861
Granted	175,351	$10.22
Forfeited	(19,007)	$12.47
Vested	(77,617)	$15.84
Outstanding and expected to vest at September 24, 2019	417,960	$12.17	1.8	$3,678,048

During the 39 weeks ended September 24, 2019, the Company made payments of $0.2 million related to tax withholding obligations for the vesting of restricted stock units in exchange for 15,283 shares withheld. There were no payments made during the 39 weeks ended September 25, 2018. The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at September 24, 2019 by the fair value of the common stock as of September 24, 2019. The fair value of the common stock as of September 24, 2019 used in the above calculation was $8.80 per share, the closing price of the Company’s common stock on September 24, 2019, the last trading day of the third quarter.

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 24, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.7 million. That cost is expected to be recognized over a weighted average period of 3.1 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of September 24, 2019, there was no unrecognized stock-based compensation expense related to these units.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Habit Restaurants, Inc. was formed on July 24, 2014 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in the Habit Restaurants, LLC (such interests collectively represented a less than 20% interest in the Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement. We conduct our business through The Habit Restaurants, LLC and its subsidiaries. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes certain forward-looking statements that involve risk, uncertainties and assumptions. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2018 (our “Annual Report”).

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and projected capital expenditures. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report.

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

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, LLC (“KarpReilly”), a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of September 24, 2019, we had 265 locations, which includes 28 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 265 restaurants in 12 U.S. states and China as of September 24, 2019, which includes 22 franchised and six licensed locations from which we generate revenue, but excludes the eight licensed locations in Santa Barbara County, California. We opened 21 restaurants from December 25, 2018 through September 24, 2019, consisting of 17 company-operated and four franchised/licensed locations. We expect to open 21 company-operated restaurants and six franchised/licensed restaurants in 2019. To increase comparable restaurant sales, we plan to continue delivering superior customer experiences, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During the 39 weeks ended September 24, 2019, 30,000 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”) for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during the 39-week period ended September 24, 2019, 77,617 restricted stock units vested, of which 15,283 were withheld to satisfy tax withholding obligations. As a result of these exchanges, vesting of restricted stock units and withholdings for tax obligations, as of September 24, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,760,052 LLC Units, representing a 79.5% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Corporate Restaurant Sales

Comparable corporate restaurant sales reflect the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2014, 2015, 2016, 2017 and 2018 there were 68, 90, 114, 142 and 168 company-operated restaurants, respectively, in our comparable restaurant base and as of the end of the 39 weeks ended September 24, 2019 there were 196 company-operated restaurants in the comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery, a mobile order application and in-store ordering kiosks and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly company-operated comparable restaurant sales since 2014:

	Fiscal Year 2014				Fiscal Year 2015				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales	6.0%	6.3%	16.2%	13.2%	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%
Comparable Restaurants	56	60	66	68	72	81	86	90	97	107	113	114

	Fiscal Year 2017				Fiscal Year 2018				39 Weeks Ended September 24, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Comparable Restaurant Sales	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%	2.4%	3.2%	3.9%	3.1%
Comparable Restaurants	119	128	137	142	148	156	162	168	178	188	196

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

Restaurant Development

The following schedule reflects the number of restaurants opened or closed during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include net occupancy costs incurred between the date of possession and opening date of our restaurants. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2016, 2017 and 2018, respectively and for the 39 weeks ended September 24, 2019.

	39 Weeks Ended	Fiscal Year Ended
	September 24, 2019	2018	2017	2016
Company-operated restaurant base
Beginning of period	223	193	162	137
Openings	17	30	32	26
Closures	(3)	—	(1)	(1)
Restaurants at end of period	237	223	193	162
Franchised/licensed restaurants(1)
Beginning of period	24	16	10	5
Openings	4	10	6	5
Closures	—	(2)	—	—
Restaurants at end of period	28	24	16	10
Total restaurants
Beginning of period	247	209	172	142
Openings	21	40	38	31
Closures	(3)	(2)	(1)	(1)
Restaurants at end of period	265	247	209	172
Year-over-year growth
Total restaurants		18.2%	21.5%	21.1%

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
Adjusted EBITDA Reconciliation	2019	2018	2019	2018
(amounts in thousands)
Net income (loss)	$1,365	$(864)	$3,814	$2,654
Non-GAAP adjustments:
Provision (benefit) for income taxes	(127)	(307)	684	(1,454)
Interest (income) expense, net	(79)	272	(178)	749
Depreciation and amortization	7,082	6,348	20,546	17,952
EBITDA	8,241	5,449	24,866	19,901
Stock-based compensation expense(a)	795	687	2,440	2,025
Loss on disposal of assets(b)	65	46	161	59
Pre-opening costs(c)	465	658	1,777	2,384
Asset impairment and restaurant closure charges(d)	606	3,082	606	3,082
Tax Receivable Agreement liability adjustment(e)	394	—	394	1,473
Exchange related expenses(f)	—	—	—	130
Build to suit accounting under ASC 840(g)	—	(307)	—	(841)
Franchise revenue for terminated agreements(h)	—	—	(90)	(501)
Adjusted EBITDA	$10,566	$9,615	$30,154	$27,712

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacements or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(d)

Includes costs related to impairment of long-lived assets at the restaurant level and costs related to closed restaurants. During the 13 weeks ended September 24, 2019, the Company closed three restaurants in the Orlando, Florida market and also decided not to move forward with the development of a restaurant in the same market. The Company recorded restaurant closure charges of $0.6 million during the quarter ended September 24, 2019, consisting primarily of lease termination costs, rent expense related to the closed restaurants, severance and other direct costs related to the closed restaurants. The three closed restaurants had previously been impaired during the 13 weeks ended September 25, 2018, as the Company determined that the carrying value of the three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

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

(g)

Represents amounts associated with leases where the Company had previously determined that it was the accounting owner under build to suit lease guidance contained in ASC 840. With the adoption of ASC 842 in fiscal year 2019, these leases are now being accounted for as operating leases which results in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net. The prior period amounts were adjusted to exclude the impact of build to suit leases.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have an uncertain tax liability of $54,000 at September 24, 2019. However, we continue to not recognize interest expense for uncertain tax positions for the period ended September 24, 2019 as we believe that the exposure would be immaterial. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of September 24, 2019, we recorded a liability of $83.2 million representing payments due to the Continuing LLC Owners under the TRA.

Results of Operations

Thirteen Weeks Ended September 24, 2019 Compared to Thirteen Weeks Ended September 25, 2018

The following table presents selected consolidated comparative results of operations for the 13 weeks ended September 24, 2019 compared to the 13 weeks ended September 25, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and restaurant closure charges and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	13 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 24, 2019		September 25, 2018		$	%
Revenue
Restaurant revenue	$116,756	99.5%	$104,124	99.5%	$12,632	12.1%
Franchise/license revenue	547	0.5%	515	0.5%	32	6.2%
Total revenue	117,303	100.0%	104,639	100.0%	12,664	12.1%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	35,098	30.1%	30,992	29.8%	4,106	13.2%
Labor and related expenses	38,572	33.0%	35,133	33.7%	3,439	9.8%
Occupancy and other operating expenses	23,400	20.0%	19,436	18.7%	3,964	20.4%
General and administrative expenses	10,462	8.9%	9,843	9.4%	619	6.3%
Depreciation and amortization expense	7,082	6.1%	6,348	6.1%	734	11.6%
Pre-opening costs	465	0.4%	658	0.6%	(193)	(29.3)%
Asset impairment and restaurant closure charges	606	0.5%	3,082	3.0%	(2,476)	(80.3)%
Loss on disposal of assets	65	0.1%	46	0.0%	19	41.3%
Total operating expenses	115,750	98.7%	105,538	100.9%	10,212	9.7%
Income (loss) from operations	1,553	1.3%	(899)	(0.9)%	2,452	(272.7)%
Other (income) expense
Tax Receivable Agreement liability adjustment	394	0.3%	—	—	394	*
Interest (income) expense, net	(79)	(0.1)%	272	0.3%	(351)	(129.0)%
Income (loss) before income taxes	1,238	1.1%	(1,171)	(1.1)%	2,409	(205.7)%
Benefit for income taxes	(127)	(0.1)%	(307)	(0.3)%	180	(58.6)%
Net income (loss)	$1,365	1.2%	$(864)	(0.8)%	$2,229	(258.0)%

* Not Calculable

Restaurant revenue. Restaurant revenue increased $12.6 million, or 12.1%, for the 13 weeks ended September 24, 2019 as compared to the 13 weeks ended September 25, 2018, primarily due to a $7.9 million increase in sales from new restaurants which were opened in the current year and a $2.2 million increase in sales from restaurants opened prior to the 2019 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $2.8 million, or 3.1%, in the 13 weeks ended September 24, 2019 as compared to the comparable 2018 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 5.8% partially offset by a decrease in traffic of 2.7% in the 13 weeks ended September 24, 2019 as compared to the comparable 2018 period. The increase in revenue was partially offset by decreased revenue of $0.1 million for catering trucks during the 13 weeks ended September 24, 2019 as compared to the 13 weeks ended September 25, 2018. The revenue increase was also partially offset by a decrease of $0.2 million due to the closure of three restaurants during the 13 weeks ended September 24, 2019.

Franchise/license revenue. Franchise/license revenue remained flat at $0.5 million for the 13 weeks ended September 24, 2019 and the 13 weeks ended September 25, 2018. There was higher royalty revenue of $0.1 million in the current period as compared to the prior period, primarily as a result of the increased number of franchised/licensed locations. There was a decrease in franchise fees of $0.1 million in the current period as compared to the prior period, primarily due to more locations opened during the prior year period.

Food and paper costs. Food and paper costs increased $4.1 million, or 13.2%, for the 13 weeks ended September 24, 2019 as compared to the comparable 2018 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs increased to 30.1% in the 13 weeks ended September 24, 2019 from 29.8% in the prior year quarter. This increase was primarily driven by higher produce, beef, dairy and distributions costs during the quarter, partially offset by increased menu prices, as we had an approximate 5.3% price increase during the quarter.

Labor and related expenses. Labor and related expenses increased $3.4 million, or 9.8%, for the 13 weeks ended September 24, 2019 as compared to the comparable 2018 period, primarily due to the increased labor costs needed to support new restaurants. As a percentage of revenue, labor and related expenses decreased to 33.0% in the third quarter of 2019 compared to 33.7% in the comparable quarter of 2018 primarily due to increased menu prices, as we had an approximate 5.3% price increase during the quarter, and a lower California federal unemployment tax rate compared to the prior year period. The favorable impact of the price increase and lower California federal unemployment tax rate was partially offset by higher labor costs primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas, which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $4.0 million, or 20.4%, for the 13 weeks ended September 24, 2019 as compared to the comparable period in 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 20.0% in the third quarter of 2019 from 18.7% in the comparable quarter of 2018 primarily due to higher delivery, call center and on-line costs as we rolled out the option of delivery in the majority of our restaurants during the second half of last year. In addition, there were higher rent and advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent, advertising and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 6.3%, for the third quarter of 2019 as compared to the prior year quarter, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 8.9% for the 13 weeks ended September 24, 2019 compared to 9.4% in the comparable quarter of 2018.

Depreciation and amortization expenses. Depreciation and amortization increased $0.7 million, or 11.6%, for the third quarter of 2019 as compared to the prior year quarter, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 6.1% in both comparable quarters.

Pre-opening costs. Pre-opening costs decreased $0.2 million for the third quarter of 2019 as compared to the prior year quarter. We opened six new company-operated restaurants in the third quarter of 2019 compared to opening eight new company-operated restaurants in the third quarter of 2018. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.4% for the 13 weeks ended September 24, 2019 compared to 0.6% in the comparable quarter of 2018.

Asset impairment and restaurant closure charges. During the 13 weeks ended September 24, 2019, the Company closed three restaurants in the Orlando, Florida market and also decided not to move forward with the development of a restaurant in the same market. The Company recorded restaurant closure charges of $0.6 million during the quarter ended September 24, 2019, consisting primarily of lease termination costs, rent expense related to the closed restaurants, severance and other direct costs related to the closed restaurants. The three closed restaurants had previously been impaired during the 13 weeks ended September 25, 2018, as the Company determined that the carrying value of the three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

Tax Receivable Agreement liability adjustment. TRA expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The TRA adjustment for the 13 weeks ended September 24, 2019 was $0.4 million. There was no adjustment in the comparable prior year period.

Interest (income) expense, net. There was interest income of $0.1 million for the third quarter of 2019 as compared to interest expense of $0.3 million in the prior year quarter. The decrease in interest expense, net is primarily attributed to the adoption of ASC 842 Leases, in the current fiscal year. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Benefit for income taxes. Benefit for income taxes was $0.1 million for the third quarter of 2019 compared to $0.3 million in the comparable prior year quarter.

Thirty Nine Weeks Ended September 24, 2019 Compared to Thirty Nine Weeks Ended September 25, 2018

The following table presents selected consolidated comparative results of operations for the 39 weeks ended September 24, 2019 compared to the 39 weeks ended September 25, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and restaurant closure charges and loss on disposal of assets, which are presented as a percentage of restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	39 Weeks Ended				Increase / (Decrease)
(amounts in thousands)	September 24, 2019		September 25, 2018		$	%
Revenue
Restaurant revenue	$341,498	99.4%	$297,574	99.4%	$43,924	14.8%
Franchise/license revenue	1,907	0.6%	1,865	0.6%	42	2.3%
Total revenue	343,405	100.0%	299,439	100.0%	43,966	14.7%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	102,491	30.0%	89,524	30.1%	12,967	14.5%
Labor and related expenses	114,873	33.6%	101,122	34.0%	13,751	13.6%
Occupancy and other operating expenses	67,107	19.7%	53,174	17.9%	13,933	26.2%
General and administrative expenses	31,130	9.1%	28,590	9.5%	2,540	8.9%
Offering and exchange related expenses	—	0.0%	130	0.0%	(130)	(100.0)%
Depreciation and amortization expense	20,546	6.0%	17,952	6.0%	2,594	14.4%
Pre-opening costs	1,777	0.5%	2,384	0.8%	(607)	(25.5)%
Asset impairment and restaurant closure charges	606	0.2%	3,082	1.0%	(2,476)	(80.3)%
Loss on disposal of assets	161	0.0%	59	0.0%	102	172.9%
Total operating expenses	338,691	98.6%	296,017	98.9%	42,674	14.4%
Income from operations	4,714	1.4%	3,422	1.1%	1,292	37.8%
Other expenses
Tax Receivable Agreement liability adjustment	394	0.1%	1,473	0.5%	(1,079)	(73.3)%
Interest (income) expense, net	(178)	(0.1)%	749	0.3%	(927)	(123.8)%
Income before income taxes	4,498	1.3%	1,200	0.4%	3,298	274.8%
Provision (benefit) for income taxes	684	0.2%	(1,454)	(0.5)%	2,138	(147.0)%
Net income	$3,814	1.1%	$2,654	0.9%	$1,160	43.7%

Restaurant revenue. Restaurant revenue increased $43.9 million, or 14.8%, for the 39 weeks ended September 24, 2019 as compared to the 39 weeks ended September 25, 2018, primarily due to a $15.2 million increase in sales from new restaurants which were opened in the current year and a $19.7 million increase in sales from restaurants opened prior to the 2019 period that did not fall into the comparable restaurant base. Comparable restaurant sales increased $8.9 million, or 3.4%, in the 39 weeks ended September 24, 2019 as compared to the comparable 2018 period. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 6.5% partially offset by a decrease in traffic of 3.1% in the 39 weeks ended September 24, 2019 as compared to the comparable 2018 period. The increase in revenue was also due in part to increased revenue of $0.3 million for catering trucks during the 39 weeks ended September 24, 2019 as compared to the 39 weeks ended September 25, 2018. The revenue increase was partially offset by a decrease of $0.2 million due to the closure of three restaurants during the 39 weeks ended September 24, 2019.

Franchise/license revenue. Franchise/license revenue remained flat at $1.9 million for the 39 weeks ended September 24, 2019 and for the comparable 2018 period. There was franchise revenue of $0.1 million related to a terminated franchise agreement in the 39 weeks ended September 24, 2019 compared to $0.5 million related to a terminated franchise agreement in the 39 weeks ended September 25, 2018. There was higher royalty revenue of $0.5 million in the current period as compared to the prior period, primarily as a result of more franchised/licensed locations.

Food and paper costs. Food and paper costs increased $13.0 million, or 14.5%, for the 39 weeks ended September 24, 2019 as compared to the comparable 2018 period, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs decreased slightly to 30.0% in the 39 weeks ended September 24, 2019 from 30.1% in the prior year period. This decrease was primarily driven by increased menu prices, as we had an approximate 4.5% price increase during the period, as well as decreases in beef partially offset by increases in chicken, produce and distribution costs.

Labor and related expenses. Labor and related expenses increased $13.8 million, or 13.6%, for the 39 weeks ended September 24, 2019 as compared to the comparable 2018 period, primarily due to the increased labor costs needed to support new restaurants. As a percentage of revenue, labor and related expenses decreased to 33.6% in the 39-week period of 2019 compared to 34.0% in the comparable period of 2018 primarily due to increased menu prices, as we had an approximate 4.5% price increase during the period, and a lower California federal unemployment tax rate compared to the prior year period. The favorable impact of the price increase and lower California federal unemployment tax rate was partially offset by higher labor costs primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour.  In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas, which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $13.9 million, or 26.2%, for the 39 weeks ended September 24, 2019 as compared to the comparable period in 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 19.7% in the 39-week period of 2019 from 17.9% in the comparable period of 2018 primarily due to higher delivery, call center and on-line costs as we rolled out the option of delivery in the majority of our restaurants during the second half of last year. In addition, there were higher rent and advertising costs in the current period as a percentage of restaurant revenue. We expect to see higher rent, advertising and delivery costs to continue in the current fiscal year.

General and administrative expenses. General and administrative expenses increased $2.5 million, or 8.9%, for the 39 weeks ended September 24, 2019 as compared to the prior year period, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees, and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.1% for the 39 weeks ended September 24, 2019 compared to 9.5% in the comparable period of 2018.

Exchange related expenses. There were no exchange related expenses, which are costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners, for the 39 weeks ended September 24, 2019 compared to expenses of $0.1 million in the comparable prior year period.

Depreciation and amortization expenses. Depreciation and amortization increased $2.6 million, or 14.4%, for the 39 weeks ended September 24, 2019 as compared to the prior year period, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 6.0% for the comparable periods.

Pre-opening costs. Pre-opening costs decreased $0.6 million for the 39 weeks ended September 24, 2019 as compared to the prior year period. We opened 17 new company-operated restaurants in the 39 weeks ended September 24, 2019 compared to opening 26 new company-operated restaurants in the comparable prior year period. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.5% in the 39 weeks ended September 24, 2019 compared to 0.8% in the comparable period of 2018.

Asset impairment and restaurant closure charges. During the 39 weeks ended September 24, 2019, the Company closed three restaurants in the Orlando, Florida market and also decided not to move forward with the development of a restaurant in the same market. The Company recorded restaurant closure charges of $0.6 million during the 39 weeks ended September 24, 2019, consisting primarily of lease termination costs, rent expense related to the closed restaurants, severance and other direct costs related to the closed restaurants. The three closed restaurants had previously been impaired during the 39 weeks ended September 25, 2018, as the Company determined that the carrying value of the three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

Tax Receivable Agreement liability adjustment. TRA expenses are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The TRA adjustment for the 39 weeks ended September 24, 2019 was $0.4 million compared to $1.5 million in the comparable prior year period.

Interest (income) expense, net. There was interest income of $0.2 million for the 39 weeks ended September 24, 2019 as compared to interest expense of $0.7 million in the comparable prior year period. The decrease in interest expense, net is primarily attributed to the adoption of ASC 842 Leases, in the current fiscal year. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Provision (benefit) for income taxes. Income tax expense was $0.7 million for the 39 weeks ended September 24, 2019 compared to an income tax benefit of $1.5 million in the comparable prior year period.

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

We believe that expected cash flow from operations and our existing cash balance at September 24, 2019 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet our obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at September 24, 2019 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from December 25, 2018 to September 24, 2019 were comprised of a $9.5 million increase in current assets and a $27.8 million increase in current liabilities. The increase in current assets was primarily due to a $12.5 million increase in cash primarily attributed to the timing of payables, accrued expenses and employee-related accruals, partially offset by a $1.6 million decrease in accounts receivable and a $1.2 million decrease in prepaid expenses and other current assets. The increase in current liabilities was primarily attributed to the adoption of ASC 842 and the recognition of the current portion of operating lease liabilities of $21.9 million as of September 24, 2019 and also due to higher employee-related accruals of $6.1 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	39 Weeks Ended
	September 24,	September 25,
(amounts in thousands)	2019	2018
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$40,451	$36,910
Net cash used in investing activities	(26,936)	(34,243)
Net cash used in financing activities	$(1,128)	$(420)

Cash Flows Provided by Operating Activities

Cash flows from operating activities reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, stock-based compensation and changes in working capital. Net cash provided by operating activities increased by $3.6 million to $40.5 million for the 39 weeks ended September 24, 2019 from $36.9 million for the 39 weeks ended September 25, 2018. The majority of the net cash provided increase in the current period was related to a $3.6 million increase in net income adjusted for non-cash items, a $1.4 million change in accrued expenses and a $1.7 million change in prepaid expenses. The increase in net cash provided was partially offset by a $1.8 million change in employee-related accruals.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $7.3 million to $26.9 million for the 39 weeks ended September 24, 2019 from $34.2 million for the 39 weeks ended September 25, 2018. There were 17 company-operated restaurants opened during the 39 weeks ended September 24, 2019 compared to 26 company-operated restaurants opened during the 39 weeks ended September 25, 2018. These amounts also include capital expenditures for future restaurant openings, remodels, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $0.7 million to $1.1 million for the 39 weeks ended September 24, 2019 from $0.4 million for the 39 weeks ended September 25, 2018. The difference was mainly attributed to higher tax distributions in the current period of $0.7 million.

Credit Facility

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”), with a maturity date of August 2, 2019. In October 2018 and September 2019, the Company extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. As part of the initial execution of the Credit Facility, we incurred $0.3 million in deferred financing fees that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying condensed consolidated statements of operations.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of September 24, 2019, the Company and The Habit Restaurants, LLC were in compliance with all covenants. As of September 24, 2019, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2019, the Company executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity of our Credit Facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 24, 2019, as well as our long-term obligations:

(amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations for leases that have commenced(2)	228,631	7,563	60,068	55,402	105,598
Operating lease obligations for leases that have not yet commenced(3)	39,216	27	3,480	5,233	30,476
Purchase obligations(4)	1,093	350	743	—	—
Total	$268,940	$7,940	$64,291	$60,635	$136,074

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West with a maturity date of August 2, 2019. In October 2018 and September 2019, the Company extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. There were no borrowings on the facility as of September 24, 2019 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2020. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2019, the Company executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity of our Credit Facility.

(2)	Includes minimum rental payments that are included in the lease term for leases that have commenced.
(3)	Includes minimum rental payments that are included in the lease term for leases that have not yet commenced.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of September 24, 2019, we did not have any material off-balance sheet arrangements, except for restaurant leases that have not yet commenced.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2019.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. As of September 24, 2019, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in food costs and labor costs have had an impact on our 39 weeks ended September 24, 2019 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 24, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Habit Restaurants, Inc.
(Registrant)

October 31, 2019	/s/ Ira Fils
Date	Ira Fils
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)