Form 10-K
period 2019-12-31
Habit Restaurants, Inc.
filed 2020-03-12
CIK 1617977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

(949) 851-8881

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	HABT	The Nasdaq Stock Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 25, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $203 million.

As of March 9, 2020, there were 20,792,955 shares of the Registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 5,334,681 shares of the Registrant’s Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE HABIT RESTAURANTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2019 fiscal year contained 53 weeks, while all other years presented in this Annual Report contain 52 weeks. Fiscal years 2015, 2016, 2017, 2018 and 2019 ended on December 29, 2015, December 27, 2016, December 26, 2017, December 25, 2018 and December 31, 2019, respectively.

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
•

Value. Our combination of high-quality food, welcoming environment and genuine hospitality, all delivered at a low price, strengthens the value proposition for our customers. For instance, the price for our original Charburger with cheese ranges from $4.15 to $4.75 at our company-operated locations, which is below similar items on the menus of most competing fast casual restaurants.

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

•

The Habit has grown from 26 locations in California as of December 31, 2009 to 271 locations in 13 states, as well as internationally in China as of December 31, 2019 and we had a compound annual growth rate of our units from 2009 to 2019 of 26.4%;

•	We have grown our company-operated restaurant AUVs from approximately $1.2 million in fiscal year 2009 to approximately $1.9 million for fiscal year 2019, representing an increase of 53.9%; and
•

From fiscal year 2009 to fiscal year 2019, our revenue increased from $28.1 million to $466.1 million, income from operations increased from $0.3 million to $6.0 million and Adjusted EBITDA increased from $1.9 million to $40.3 million.

AUVs are calculated by dividing revenue for the trailing 52-week period for all company-operated restaurants that have operated for 12 full accounting periods by the total number of restaurants open for such period. For purposes of the AUV calculation in 2019, we used the last 52 of the 53 weeks of the fiscal year. For the definition and reconciliation of Adjusted EBITDA, a non-GAAP term, to net income, see the section entitled “Item 6, Selected Financial Data.’’ Management has determined that we have one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial performance and allocates resources at a consolidated level on a recurring basis.

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

It is our mission to become everyone’s favorite Habit, one burger at a time. We believe that every burger should be made-to-order, char-grilled over an open flame, topped with your choice of lettuce, ripe tomatoes, caramelized onions and melted cheese, wrapped neatly in paper and served alongside hot, crispy fries. Our burger selection ranges from our award-winning original Charburger including your choice of mayonnaise, pickles, ripe tomato, lettuce and caramelized onions served on a toasted bun, to our Santa Barbara style Charburger including all the fixings of the original Charburger plus cheese and avocado served on grilled sourdough. Burgers accounted for approximately 58% of our entrée revenue for the fiscal year ended December 31, 2019. Our sandwich selection offers a variety of choices, featuring sushi-grade tuna, fresh chicken and USDA choice steak and we also offer a variety of salad options, which are key to further diversifying our menu.

Environment. We invest in our restaurant design to deliver a warm and inviting atmosphere enhanced with abundant natural light, polished stone and exposed hardwood accents. Our average restaurant size is between 2,000 and 2,800 square feet and features booth, high-top and community table seating, along with outdoor patios in most of our restaurant locations. Our open kitchen showcases our made-to-order preparation and exemplifies our commitment to freshness. We believe the attractive design of our restaurants and our commitment to delivering superior service makes us a desirable destination at any time of day, which we believe contributed to a balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 31, 2019.

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

Value. We have developed a formula for customer value by delivering high-quality food, a welcoming environment and genuine hospitality, all at an attractive price point. We believe The Habit’s formula brings a highly differentiated experience to the fast casual restaurant segment by combining the quality, convenience and hospitality commonly associated with our casual dining and fast casual competitors at a price point that is below the low end of the average range of the fast casual segment. The price for our char-grilled, made-to-order Charburger combination meal with fries and a regular drink ranges from $7.60 to $8.83 at our company-operated locations, which provides our customers with a meal that is priced below comparable menu options at many competing fast casual restaurant alternatives.

Productive Restaurants

For the fiscal year ended December 31, 2019, our restaurants that had been open for 12 months or more had an AUV of approximately $1.9 million and generated cash-on-cash returns in excess of 37.5%.

Our restaurant model is designed to generate high sales volumes and high cash-on-cash returns.

Cash-on-cash returns are typically defined as the ratio of annual restaurant contribution divided by the total amount of capital expenditures, net of tenant improvement allowances for a new restaurant, expressed as a percentage. High cash-on-cash returns are generally considered 30% or higher. We believe our ability to generate AUVs of approximately $1.9 million for the fiscal year ended December 31, 2019 at our relatively low average per customer spend amount is indicative of our ability to generate traffic and deliver superior restaurant-level execution. Our ability to generate traffic, with an average weekly customer count of approximately 3,800 customers per restaurant location, serves as a benefit to adjacent retail businesses and therefore makes The Habit a desirable tenant for landlords and developers, who seek to find tenants that increase traffic in their retail developments.

Our menu variety and quality offerings contribute to the productivity of our restaurants and positions The Habit as an attractive destination for a range of occasions, including a convenient lunch option, an after-school gathering spot for students, a social venue for seniors or an affordable restaurant for families. We believe our ability to drive traffic across both the lunch and dinner day parts allowed us to deliver an attractive per annum sales per leasable square foot of $777 for the fiscal year ended December 31, 2019.

Broad Customer Appeal

Based on 2019 primary research and a third-party brand usage survey, our customer base is well-balanced with 46% male customers and 54% female customers. We believe our female customers represent a highly desirable customer base with strong influence on a family’s mealtime decision-making process, making them strong brand advocates who appreciate the quality and diversity of our menu offerings. Our customer base extends across age and socioeconomic groups, enabling us to successfully operate restaurants within a variety of communities of varying sizes, ethnic diversity and income ranges. Nearly 60% of our customer base is in the age range of 25 to 54. Families with children under the age of 18 represent a significant segment of this customer base and group occasions. We believe our diversified customer base and menu variety contributed to our balanced day part mix of 50% lunch and 50% dinner for the fiscal year ended December 31, 2019, which in turn contributed to our strong AUVs.

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

Our new restaurant model targets an average investment of approximately $1,025,000, net of tenant allowances. We believe our investment in the construction of our restaurant location enables us to provide a differentiated experience for customers due to our focus on the finer details of our restaurant design, which generates broad customer appeal. Our restaurants provide a warm and welcoming atmosphere enhanced with abundant natural light, exposed hardwood accents, polished stone countertops, active California lifestyle watercolor artwork and generally provide ample indoor and patio seating space. The entrance of each of our restaurants is designed to include easy to read menu boards and comfortable waiting benches for to-go orders. Each of our restaurants also includes a designated area for customers to serve their own drink, access the pepper bar or pick one of our flavorful sauces. We believe the atmosphere of our restaurants creates an inviting environment where friends and family can gather throughout the day, encourages repeat visits, inspires brand advocacy and drives increased sales.

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

A meaningful portion of our customers also visit The Habit for on-the-go meals, where speed and efficiency are of utmost importance. We offer mobile and online ordering supported by a dedicated call center to enhance the ordering experience. In 2018, we added the option of delivery in the majority of our restaurants. We are also using tablets in selected restaurants to expedite drive-thru ordering to facilitate faster customer ordering during peak hours. In 2019, we added self-order kiosks to a number of our stores allowing customers a different and faster way to order in-store and we also launched our mobile app on a nationwide basis as another ordering alternative for our customers. We value our customers’ time and target an average cook time of six to eight minutes to complete the order, allowing our teams to properly execute the made-to-order preparation of our fresh ingredients and still cater to the busy schedules of our customers.

In order to maintain our high level of customer service, we have implemented a Customer Service Evaluation system. We measure team performance using specific metrics, including positive attitude and engagement with our customers. All captured data can be analyzed by category or broad measures, including region or district, and the results are reviewed by our corporate and restaurant-level management on a monthly basis and comprise a portion of each restaurant location’s quarterly bonus plan.

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

Food safety is a top priority, and we dedicate substantial resources, which includes our supply chain and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to ensure food quality and mitigate safety risks. Our restaurants undergo internal safety audits and routine health inspections and in the fourth quarter of 2019, we engaged a third party to perform audits of our stores starting in 2020. We also consider food safety and quality assurance when selecting our distributors and suppliers.

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

Franchising and Licensing

Although we expect the majority of our expansion to continue to come from company-operated restaurants, we have developed a franchising and licensing strategy that we believe will enable us to expand unit growth in selected new markets. Our franchise and license programs are low cost and high return models that allow us to expand our footprint and build brand awareness in markets that we otherwise do not plan to enter in the short- to medium-term. In addition, licensed locations provide access to non-traditional locations, such as universities, airports and other captive audience venues. At the end of fiscal 2019 we had 23 franchise locations and seven licensed restaurants from which we earn revenue.

We currently have seven license agreements where we typically receive an initial license fee per restaurant that is opened and we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreements. As of December 31, 2019, we have seven licensed locations opened under these agreements, which operate in California and Arizona.

We have an international franchise agreement for the development of restaurants in the Shanghai area. We received an initial development fee and initial franchise fees under the agreement.  Additionally, we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant that is opened under the agreement. We currently have seven locations opened under this agreement. We also have an international franchise agreement for the development of restaurants in Cambodia. We received an initial development fee and initial franchise fees under the agreement and we are entitled to be paid ongoing monthly royalties based on the gross sales at each restaurant that is opened under the agreement. We expect to open our first restaurants under this agreement in fiscal year 2020.

We have five domestic franchise agreements where we typically receive an initial franchise fee per restaurant that is opened. Additionally, we are entitled to be paid ongoing monthly royalties based on gross sales at each restaurant opened under the agreements. As of December 31, 2019, we have 16 franchised locations opened under these agreements, which operate in Nevada and Washington.

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

Our marketing efforts, headed by our Chief Brand Officer, are centered around two main components:

•

Acquire New Customers. While word-of-mouth is our most effective form of marketing, we seek to increase brand awareness through several methods of promotion. We utilize targeted paid digital media as well as social media such as Facebook, Twitter, Yelp and Instagram to generate buzz and promote our brand. In addition, we use various public relations strategies as well as radio media to make The Habit top of mind and create brand awareness. We also promote our restaurants through local community engagement and regional and local media in markets where we have scale. We frequently partner with local organizations and participate in community events. We also use our 10 custom designed Habit Burger Grill trucks to provide event catering services and have plans to add three additional catering trucks within the next year. As of December 31, 2019, we operated 10 catering trucks in California that serve the greater Los Angeles, Orange County and San Diego areas. The trucks typically handle events targeted at a minimum of 150 people. The trucks cater events throughout the week, and in many instances, will service two occasions on the same day. The catering trucks build further awareness of the Habit brand and often lead to trial by new customers. We also utilize a free

Charburger campaign by distributing tickets that can be used to redeem one free Charburger with cheese at any of our locations. We believe that our winning combination of word-of-mouth marketing and promotional events and strategies deliver low cost solutions to increase trial and extend brand awareness within new and existing markets.

•

Increase Frequency of Existing Customers. We seek to more deeply entrench ourselves with our current customers to gain additional visits from them. We have a diverse menu that gives customers a broad variety of options from which to choose from on each visit and an ability to personalize their experience. We focus our product development efforts on select, high-quality new and limited time menu offerings to broaden our appeal to customers and further substantiate our position as a leading fast casual destination. We use several of our owned channels to bring in our current fans. CharClub email database is one of the ways we promote the news about our limited time offerings and engage with our guests. In addition, we revamped our online ordering and introduced The Habit mobile app at the end of 2019. They are delivering a seamless ordering convenience to our most loyal fans. We also use cost effective local store marketing to increase our brand’s prominence with the consumer. Additionally, we believe our employees are one of our best marketing assets. We invest time, energy and resources educating each employee about our brand and developing them into long-term brand advocates. We believe that our employees can and have become among our most enthusiastic brand ambassadors.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire high-quality ingredients and other necessary supplies that meet our specifications from reliable suppliers. We currently have five food distributor agreements, and we contract with them for the majority of our food and supplies. The food and supplies we purchased from our food distributors primarily consist of various proteins, such as fresh ground beef, chicken, sushi-grade tuna and USDA choice tri-tip steak. We also purchase from our food distributors beverages, paper and packaging products, produce, dairy and other grocery items, as well as a variety of kitchen and cleaning supplies needed to support our restaurant operations. We carefully selected our distributors based on their quality, understanding of our brand and ability to support our growth. We will continue to regularly evaluate all of our distributors to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.

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

Competition

We primarily compete in the fast casual restaurant segment, but we also compete with restaurants in other segments, such as traditional fast food and casual dining. We believe the fast casual restaurant segment is competitive with these other restaurant segments with respect to food quality, price and value relationships, ambience, service and location. Consumers’ dining choices are affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of food products and supplies, labor and government laws and regulations. We also recognize however, that both the fast food and casual dining segments have continued to significantly increase their levels of discounting.

We believe that we have a favorable competitive stance in the fast casual restaurant segment and represent an alternative concept to traditional fast food and casual dining incumbents. Based on a guest segmentation analysis we performed in 2019, we believe our customers make their dining choices among a competitive set that includes large fast casual concepts such as Chipotle Mexican Grill and Panera Bread Company, along with burger-focused competitors that include In-N-Out Burger, Five Guys Burger and Fries, Shake Shack and Smashburger, among others. For additional information regarding the risks we face from competition in our segments, see “Risk Factors— Risks Related to Our Business and Industry—We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.”

We believe that our diverse menu, including char-grilled burgers, chicken, tuna and steak featured in our sandwiches and salads, generates broad customer appeal by eliminating the veto vote. We believe that our restaurant design delivers a warm and inviting atmosphere, with consistently delivered genuine hospitality. We believe that our pricing, with the average per customer spend of $9.68 is appealing to our customers when they are choosing among fast casual restaurants. We believe that our focus on quality, environment, hospitality and value differentiate us from our competitors and provides a meaningful foundation for our continued growth.

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

Employees

As of December 31, 2019, we had 6,437 employees, including 181 field supervision/corporate personnel and 6,256 restaurant-level personnel. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Recent Developments

On January 5, 2020, the Company entered into an Agreement and Plan of Merger with YUM! Brands, Inc., a North Carolina corporation (“Yum! Brands”), and Yum! Brands’ wholly-owned subsidiary, YEB Newco Inc., a Delaware corporation (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Yum! Brands. The acquisition of The Habit Burger Grill is expected to add an award-winning fast-casual concept with a loyal fan-base to Yum! Brands, the world’s largest restaurant company in terms of units and the parent of the KFC, Pizza Hut and Taco Bell global brands. Yum! Brands intends to fund the transaction using cash on hand and available borrowing capacity under its credit facilities. Under the terms of the agreement, The Habit Restaurants, Inc.’s stockholders will receive $14.00 in cash for each share of Class A common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by the Company’s stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. For a summary of the transaction, please refer to Note 14—Subsequent Events in our consolidated financial statements of this Annual Report and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2020.

Available Information

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the SEC website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.habitburger.com.

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

We expect that one of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 27 restaurants in 2019, consisting of 21 company-operated restaurants and six franchised/licensed locations and we opened 40 restaurants in 2018, consisting of 30 company-operated restaurants and 10 franchised/licensed locations. However, we may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to construction delays in new developments. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could have a material adverse effect on our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, chicken, fresh produce, soybean oil and other proteins, could have a material adverse effect on our results of operations. Particularly, the cost of ground beef is our largest commodity expenditure and accounts for approximately 16% of our total food and paper costs, or 5% of our total costs, in the fiscal year ended December 31, 2019. As of December 31, 2019, we did not purchase beef or our produce with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for ground beef and produce is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

We opened 27 restaurants in 2019, consisting of 21 company-operated restaurants and six franchised/licensed locations. We intend to continue to grow our restaurant base in future years. Our growth strategy and the substantial investment associated with the development of each new traditional or drive-thru restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase at historical rates, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited control over our franchisees or licensees and our franchisees or licensees could take actions that could harm our business.

A part of our expected growth strategy is to continue partnering with franchisees. As of December 31, 2019, eight franchisees/licensees operated all of our domestic franchised/licensed locations and one franchisee operated all of our international franchised locations. We have limited control over our franchisees and licensees, and they could take actions that could harm our business. Franchisees and licensees are independent contractors and are not our employees, and we will not exercise control over their day-to-day operations. We provide training and support to franchisees and licensees, but the quality of franchised or licensed restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees and licensees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees or licensees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees or licensees, may suffer materially and system-wide sales could decline significantly.

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

Additionally, we and the members of our board of directors have been named as defendants in a series of actions related to the Merger (as defined below) and the associated disclosures made in the proxy statement filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Proxy Statement”).  On February 5, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Gottlieb v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-00966, against the Company and the members of the Company’s board of directors.  On February 11, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Morris v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01182, against the Company and the members of the Company’s board of directors.  On February 11, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Smith v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-00203, against the Company and the members of the Company’s board of directors.  On February 12, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Avila v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01248, against the Company and the members of the Company’s board of directors.  On February 12, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Sterner v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01251, against the Company and the members of the Company’s board of directors.  On February 13, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the Central District of California, captioned Shudic v. The Habit Restaurants, Inc., et al., Civil Action No. 8:20-cv-00294, against the Company and the members of the Company’s board of directors.  On February 20, 2020, a purported stockholder filed a complaint in the United States District Court for the Central District of California, captioned Grijalva v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01661, against the Company and the members of the Company’s board of directors.  On February 21, 2020, a purported stockholder filed a complaint in the United States District Court for the District of New Jersey, captioned Restivo v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01927, against the Company and the members of the Company’s board of directors.  On February 24, 2020, a purported stockholder filed a putative class action complaint in the Delaware Court of Chancery, captioned Bounds & Co. v. The Habit Restaurants, Inc., et al., C.A. No. 2020-0124 (Del. Ch.), against the Company and the members of the Company’s board of directors.  On February 24, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the Central District of California, captioned Stein v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01763, against the Company and the members of the Company’s board of directors.  On February 26, 2020, a purported stockholder filed a complaint in the United States District Court for the Central District of California, captioned Antalan v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01850, against the Company and the members of the Company’s board of directors.

The complaints in these eleven actions (collectively, the “Merger Litigation”) allege, among other things, that the Company and the members of our board of directors violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, and breached their fiduciary duties, by misstating or omitting certain allegedly material information in the Proxy Statement filed with the SEC regarding the Merger.  The complaints seek, among other things, injunctive relief preventing the consummation of the Merger, rescissory damages or rescission in the event of consummation of the Merger, declaratory relief related to the disclosures in the Proxy Statement, and certain fees and expenses.

The Company believes the allegations to be without merit and intends to vigorously defend against them.  Additional lawsuits may be filed in the future related to, among other things, allegations similar to those found in the Merger Litigation, alleged breaches of fiduciary duties, any failure to complete the Merger, or enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement (as defined below).  We cannot predict the outcome of the Merger Litigation or any other proceeding that may be commenced against us.

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

Specifically, our restaurants in Southern California generated, in the aggregate, approximately 51.1% of our revenue in fiscal year 2019, approximately 52.4% in fiscal year 2018 and approximately 54.4% in fiscal year 2017. Therefore, adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California overall, may have a material adverse effect on our business, financial condition and results of operations. As of December 2019, unemployment in California was 3.9% compared to the U.S. unemployment rate of 3.5%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in Southern California, we may be disproportionately affected by these adverse economic conditions compared to other chain restaurants.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We use a limited number of suppliers and distributors in various geographical areas, particularly with respect to our fresh food products. Starting in the first fiscal quarter of 2017 we transitioned from one food distributor to four new distributors covering different markets. One of those distributors, Shamrock Foods Company, supplied us with approximately 80.9% of our food supplies in the fiscal year ended December 25, 2018 and 81.2% of our food supplies in the fiscal year ended December 31, 2019. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage, although our pay scale starts in excess of the minimum wage, and increases in the minimum wage may increase our labor costs. On January 1, 2020, the State of California’s (where most of our restaurants are located) minimum wage was raised to $13.00 per hour, after being raised to $12.00 per hour on January 1, 2019. Legislation is currently in place that increases the minimum wage in the State of California gradually over the next two years to $15.00 by January 1, 2022. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Either federally-mandated or state-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if menu prices are increased by us to cover future increased labor costs, the higher menu prices could adversely affect customer traffic which would reduce sales and thereby reduce our margins.

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

As of December 31, 2019, seven of our 30 franchised/licensed locations were located outside the United States and we expect to continue to expand our franchised/licensed locations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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
•

the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as the spread of the coronavirus in China or elsewhere, or other events that make travel to a particular region less attractive or more difficult; and

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities issued new regulations which required lessees to capitalize operating leases in their financial statements effective for fiscal years beginning after December 15, 2018. This change required us to record significant right of use assets and lease obligations on our balance sheet and make other changes to our financial statements. Other future changes to accounting rules or regulations could have a material and sometimes adverse effect on the reporting of our business, financial condition and results of operations.

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

As of December 31, 2019, investment funds affiliated with KarpReilly beneficially owned 1.1% of our outstanding Class A common stock and 47.9% of our outstanding Class B common stock, which aggregates to 10.7% of our voting power. Although their voting power is below 50%, KarpReilly may be able to influence the election of members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, and two of our directors, Christopher K. Reilly and Allan W. Karp, who are affiliated with KarpReilly, will continue to serve on our board of directors.

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

The payment obligations under the TRA are obligations of The Habit Restaurants, Inc., not The Habit Restaurants, LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with sales or exchanges of interests in The Habit Restaurants, LLC as a result of the IPO, the April 2015 Offering, and the exchanges of economic, non-voting interests in The Habit Restaurants, LLC (the “LLC Units”) for shares of Class A common stock by the Continuing LLC Owners that have occurred through the end of fiscal 2019, would aggregate to approximately $97.4 million. Under such scenario we would be required to pay the other parties to the TRA approximately 85% of such amount, or $82.8 million (and not taking into account any additional liability expected to arise under the TRA as a result of other exchanges). The actual amounts may materially differ from these hypothetical amounts.

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

As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual tax savings we or our subsidiaries realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA in a manner that does not adversely affect our working capital and growth requirements. The TRA was amended January 5, 2020 (the “TRA Amendment”) in connection with the Merger Agreement (as defined below), with the parties agreeing that the consummation of the transactions contemplated by the Merger Agreement will give rise to a Change in Control as defined in the TRA, furthermore, the TRA shall be terminated in its entirety upon payment of the Early Termination Payment, as provided for in the TRA Amendment.

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

The comprehensive tax reform bill could result in The Habit Restaurants, LLC being required to make excess cash distributions to us, which could adversely affect our business and financial condition.

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

Our Class A common stock price has been and may continue to be extremely volatile.

The market price and trading volume of our Class A common stock has been and may continue to be volatile for the foreseeable future, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The high and low share prices for fiscal year 2019 were $13.25 and $7.96, respectively. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:

•	whether the Merger is consummated;
•	variations in our operating performance and the performance of our competitors or restaurant companies in general;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	changes in general market and economic conditions.

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

Risks Related to the Merger

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

On January 5, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with YUM! Brands, Inc., a North Carolina corporation (“Parent”), and Parent’s wholly-owned subsidiary, YEB Newco Inc., a Delaware corporation (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed.  These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•	the diversion of significant management time and resources towards the completion of the proposed Merger;
•	difficulties maintaining relationships with customers, suppliers, and other business partners;
•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•

the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•	litigation relating to the proposed Merger, including the Merger Litigation as defined above, and the costs related thereto; and
•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger be consummated. The consummation of the proposed Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by the Company’s stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also includes customary termination provision for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of $13,125,000. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Yum! Brands, Inc. or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $14.00 per share or higher, on terms acceptable to us, the share price of our Class A common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.	Properties

Properties

We believe we are well positioned to continue to grow in our existing markets and leverage our increasing brand awareness to penetrate new markets throughout the United States. As of December 31, 2019, we had 271 locations in 13 states and China, including franchised/licensed locations (excluding eight licensed locations in Santa Barbara County, California). We operate a variety of restaurant formats, including end-cap, free-standing, inline, end-cap drive-thru and traditional stand-alone drive-thru, primarily within suburban shopping centers and retail settings. Our average restaurant size is between 2,000 to 2,800 leasable square feet. The following chart shows the number of company-operated and franchised/licensed restaurants by geographic location as of December 31, 2019.

	Company-	Franchised/
	Operated	Licensed(1)	Total
California	184	5	189
Arizona	12	2	14
Utah	11	—	11
New Jersey	10	—	10
Florida	8	—	8
Maryland	4	—	4
Idaho	3	—	3
Virginia	3	—	3
North Carolina	3	—	3
South Carolina	1	—	1
Pennsylvania	1	—	1
Nevada	1	8	9
Washington	—	8	8
Domestic	241	23	264
China	—	7	7
International	—	7	7
Total	241	30	271

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

We opened 27 restaurants in 2019, consisting of 21 company-operated restaurants and six franchised/licensed locations. We plan to balance our growth between existing markets and new markets, with the majority of new restaurants expected to open in existing markets in 2020.

Our restaurant model is designed to generate high sales volumes, strong restaurant-level financial results and high cash-on-cash returns. Our new restaurant model targets an average cash investment of approximately $1,025,000, net of tenant allowances, AUVs of approximately $1.9 million and cash-on-cash returns of approximately 30% in the third full year of operation.

ITEM 3.	Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of business, most of which are covered by insurance. We and our directors have been named as defendants in a series of actions related to the Merger and the associated disclosures made in the proxy statement filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Proxy Statement”).  On February 5, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Gottlieb v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-00966, against the Company and the members of the Company’s board of directors.  On February 11, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Morris v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01182, against the Company and the members of the Company’s board of directors.  On February 11, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Smith v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-00203, against the Company and the members of the Company’s board of directors.  On February 12, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Avila v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01248, against the Company and the members of the Company’s board of directors.  On February 12, 2020, a purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Sterner v. The Habit Restaurants, Inc., et al., Civil Action No. 1:20-cv-01251, against the Company and the members of the Company’s board of directors.  On February 13, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the Central District of California, captioned Shudic v. The Habit Restaurants, Inc., et al., Civil Action No. 8:20-cv-00294, against the Company and the members of the Company’s board of directors.  On February 20, 2020, a purported stockholder filed a complaint in the United States District Court for the Central District of California, captioned Grijalva v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01661, against the Company and the members of the Company’s board of directors.  On February 21, 2020, a purported stockholder filed a complaint in the United States District Court for the District of New Jersey, captioned Restivo v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01927, against the Company and the members of the Company’s board of directors.  On February 24, 2020, a purported stockholder filed a putative class action complaint in the Delaware Court of Chancery, captioned Bounds & Co. v. The Habit Restaurants, Inc., et al., C.A. No. 2020-0124 (Del. Ch.), against the Company and the members of the Company’s board of directors.  On February 24, 2020, a purported stockholder filed a putative class action complaint in the United States District Court for the Central District of California, captioned Stein v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01763, against the Company and the members of the Company’s board of directors.  On February 26, 2020, a purported stockholder filed a complaint in the United States District Court for the Central District of California, captioned Antalan v. The Habit Restaurants, Inc., et al., Civil Action No. 2:20-cv-01850, against the Company and the members of the Company’s board of directors.

The complaints in these eleven actions (collectively, the “Merger Litigation”) allege, among other things, that the Company and the members of our board of directors violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, and breached their fiduciary duties, by misstating or omitting certain allegedly material information in the Proxy Statement filed with the SEC regarding the Merger.  The complaints seek, among other things, injunctive relief preventing the consummation of the Merger, rescissory damages or rescission in the event of consummation of the Merger, declaratory relief related to the disclosures in the Proxy Statement, and certain fees and expenses. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition, results of operations, liquidity or capital resources nor do we believe that there is a reasonable possibility that we will incur a material loss as a result of such actions. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the Nasdaq Global Market under the symbol “HABT.”

Holders

As of March 9, 2020, there were 76 holders of record of our Class A common stock and 41 holders of record of our Class B common stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

Our board of directors did not authorize a dividend on our Class A common stock in 2019 and does not currently intend to authorize any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from The Habit Restaurants, LLC to fund any dividends we may pay.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common stock from December 30, 2014 (using the closing price of our shares of Class A common stock on December 30, 2014) to December 31, 2019 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices on December 30, 2014 and assumes the reinvestment of dividends, if any. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

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

We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each calendar year for financial reporting purposes. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. A 53-week year occurs every six or seven years. The 2019 fiscal year contained 53 weeks, while all other years presented in this Annual Report contain 52 weeks. Fiscal years 2015, 2016, 2017, 2018 and 2019 ended on December 29, 2015, December 27, 2016, December 26, 2017, December 25, 2018 and December 31, 2019 respectively.

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2019	2018	2017	2016	2015
(amounts in thousands except share and per share data)
Statements of Operations Data:
Revenue:
Restaurant revenue	$463,297	$399,110	$330,230	$282,819	$230,258
Franchise/license revenue	2,762	3,037	1,156	866	335
Total revenue	466,059	402,147	331,386	283,685	230,593
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	138,831	119,543	101,683	84,585	73,797
Labor and related expenses	155,557	135,023	110,785	92,588	70,784
Occupancy and other operating expenses	91,996	72,858	56,796	46,352	35,495
General and administrative expenses	42,442	38,918	32,559	28,849	23,308
Offering, transaction and exchange related expenses	269	130	494	674	1,721
Depreciation and amortization expense	27,863	24,490	18,761	14,880	11,312
Pre-opening costs	2,143	2,850	3,062	2,174	2,296
Asset impairment and restaurant closure charges	1,001	3,082	—	—	—
Loss on disposal of assets	210	97	81	128	114
Total operating expenses	460,312	396,991	324,221	270,230	218,827
Income from operations	5,747	5,156	7,165	13,455	11,766
Other (income) expense
Tax Receivable Agreement liability adjustment	372	1,555	(57,231)	—	—
Interest (income) expense, net	(263)	1,018	588	634	451
Income before income taxes	5,638	2,583	63,808	12,821	11,315
Provision (benefit) for income taxes	961	(1,057)	65,388	3,646	2,473
Net income (loss)	$4,677	$3,640	$(1,580)	$9,175	$8,842
Less: net income attributable to non-controlling interests(1)	(1,200)	(863)	(1,539)	(4,640)	(6,082)
Net income (loss) attributable to The Habit Restaurants, Inc.	$3,477	$2,777	$(3,119)	$4,535	$2,760

Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.17	$0.14	$(0.15)	$0.26	$0.22
Diluted	$0.17	$0.13	$(0.15)	$0.26	$0.22
Weighted average shares of Class A common stock outstanding:
Basic	20,736,551	20,538,637	20,285,780	17,139,777	12,445,138
Diluted	20,786,539	20,645,546	20,285,780	17,148,466	12,451,962

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2019	2018	2017	2016	2015
(dollar amounts in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$45,425	$42,096	$33,607	$34,003	$29,860
Net cash used in investing activities	(34,360)	(43,399)	(46,025)	(32,649)	(27,659)
Net cash used in financing activities	$(1,585)	$(2,080)	$(3,497)	$(4,153)	$(4,679)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents and restricted cash	$34,374	$24,894	$28,277	$44,192	$46,991
Property and equipment, net(2)	151,169	160,746	139,956	102,857	81,524
Total assets	478,228	312,606	292,124	330,366	256,711
Total debt(3)	—	19,804	13,700	6,036	2,436
Total stockholders' equity	$157,762	$149,994	$144,149	$143,753	$131,923
Other Operating Data:
Total restaurants at end of period(4)	271	247	209	172	142
Company-operated restaurants at end of period	241	223	193	162	137
Company-operated comparable restaurant sales(5)	3.5%	1.5%	(0.1)%	1.9%	6.4%
Company-operated average unit volumes	$1,923	$1,873	$1,881	$1,917	$1,919
Restaurant contribution(6)	76,913	71,686	60,966	59,294	50,182
as a percentage of revenue	16.6%	18.0%	18.5%	21.0%	21.8%
EBITDA(7)	$33,238	$28,091	$83,157	$28,335	$23,078
Adjusted EBITDA(7)	40,275	37,438	32,081	33,181	28,409
as a percentage of revenue	8.6%	9.3%	9.7%	11.7%	12.3%
Capital expenditures(8)	$34,360	$43,399	$46,037	$32,649	$27,659

(1)

The non-controlling interest represents the portion of pretax earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners, which was 20.4%, 20.7%, 21.7%, 22.4% and 47.1% as of December 31, 2019, December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

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

A reconciliation of restaurant contribution to company-operated restaurant revenue is provided below:

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2019	2018	2017	2016	2015
(amounts in thousands)
Restaurant revenue	$463,297	$399,110	$330,230	$282,819	$230,258
Restaurant operating costs	386,384	327,424	269,264	223,525	180,076
Restaurant contribution	$76,913	$71,686	$60,966	$59,294	$50,182

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2019	2018	2017	2016	2015
(amounts in thousands)
Net income (loss)	$4,677	$3,640	$(1,580)	$9,175	$8,842
Non-GAAP adjustments:
Provision (benefit) for income taxes	961	(1,057)	65,388	3,646	2,473
Interest (income) expense, net	(263)	1,018	588	634	451
Depreciation and amortization	27,863	24,490	18,761	14,880	11,312
EBITDA	33,238	28,091	83,157	28,335	23,078
Stock-based compensation expense(a)	3,332	2,714	2,518	1,870	1,200

Loss on disposal of assets(b)	210	97	81	128	114
Pre-opening costs(c)	2,143	2,850	3,062	2,174	2,296
Asset impairment and restaurant closure charges(d)	1,001	3,082	—	—	—
Tax Receivable Agreement liability adjustment(e)	372	1,555	(57,231)	—	—
Offering, transaction and exchange related expenses(f)	269	130	494	674	1,721
Build to suit accounting under ASC 840(g)	—	(1,147)	(805)	(572)	(340)
Franchise revenue for terminated agreements(h)	(290)	(1,081)	—	—	—
Adjusted EBITDA	$40,275	$36,291	$31,276	$32,609	$28,069

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-offs of leasehold improvements, furniture, fixtures or equipment.
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

(d)

Includes costs related to impairment of long-lived assets at the restaurant level and costs related to closed restaurants. In fiscal year 2019, the Company closed three restaurants in the Orlando, Florida market and also decided not to move forward with the development of two restaurants. The Company recorded restaurant closure charges of $1.0 million consisting primarily of lease termination costs, rent expense related to the closed restaurants, severance and other direct costs related to the closed restaurants. The three closed restaurants had previously been impaired in fiscal year 2018, as the Company determined that the carrying value of the three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

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

(f)

Includes public offering related expenses. Beginning in 2016, this category includes costs associated with the exchange of LLC Units into shares of Class A common stock by the Continuing LLC Owners pursuant to its LLC Agreement. The amount in 2019 represents costs incurred in association with the pending merger with Yum! Brands.

(g)

Represents amounts associated with leases where the Company had previously determined that it was the accounting owner under build to suit guidance contained in ASC 840. With the adoption of ASC 842 in fiscal year 2019, these leases are now being accounted for as operating leases which results in an increase in occupancy and other operating expense and a decrease in depreciation and amortization expense and interest expense, net. The prior year amounts were adjusted to exclude the impact of build to suit leases.

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

Recent Developments

On January 5, 2020, the Company entered into an Agreement and Plan of Merger with YUM! Brands, Inc., a North Carolina corporation (“Yum! Brands”), and Yum! Brands’ wholly-owned subsidiary, YEB Newco Inc., a Delaware corporation (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Yum! Brands. The acquisition of The Habit Burger Grill is expected to add an award-winning fast-casual concept with a loyal fan-base to Yum! Brands, the world’s largest restaurant company in terms of units and the parent of the KFC, Pizza Hut and Taco Bell global brands. Yum! Brands intends to fund the transaction using cash on hand and available borrowing capacity under its credit facilities. Under the terms of the agreement, The Habit Restaurants, Inc.’s stockholders will receive $14.00 in cash for each share of Class A common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to customary closing conditions, including the approval of the transaction by the Company’s stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. For a summary of the transaction, please refer to Note 14—Subsequent Events in our consolidated financial statements of this Annual Report and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2020.

History and Operations

The first location opened in Santa Barbara, California in 1969. Our restaurant concept has been, and continues to be built around a distinctive and diverse menu, headlined by fresh, char-grilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients. Our Chief Executive Officer, Russell W. Bendel, joined The Habit in 2008, after KarpReilly, a private investment firm based in Greenwich, Connecticut, acquired an equity interest in us in 2007. At the time of KarpReilly’s investment, we had 17 locations. Since then, we have grown our brand on a disciplined basis designed to capitalize on the large market opportunity available to us and, as of December 31, 2019, we had 271 locations, which includes 30 franchised/licensed locations. Our highly experienced management team has created and refined the infrastructure to create replicable restaurant-level systems, processes and training procedures that can deliver a high-quality experience that is designed to consistently exceed our customers’ expectations.

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

We had 271 restaurants in 13 states and China as of December 31, 2019, including franchised/licensed locations (excluding eight licensed locations in Santa Barbara County, California). We opened 27 restaurants in 2019, consisting of 21 company-operated and six franchised/licensed locations. To increase comparable restaurant sales, we plan to continue delivering superior execution, focusing on customer frequency, attracting new customers and improving per customer spend. We believe we are well positioned for future growth, with a developed corporate infrastructure capable of supporting our expanding restaurant base. Additionally, we believe we have an opportunity to maintain our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Exchanges

During fiscal year 2019, 43,082 LLC Units were exchanged by the Continuing LLC Owners for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during fiscal year 2019, 86,856 restricted stock units vested, of which 18,089 were withheld to satisfy tax withholding obligations, 1,661 LLC Units were forfeited and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units, withholdings for tax obligations and forfeitures, as of December 31, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,779,567 LLC Units, representing a 79.6% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base in the accounting period following its 18th full period of operations. Each of our periods is the applicable four or five-week reporting period, except for the 12th period of a 53-week year, which contains six weeks. As of the end of fiscal years 2015, 2016, 2017, 2018 and 2019 there were 90, 114, 142, 168 and 206 company-operated restaurants, respectively, in our comparable restaurant base. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	opening of new restaurants in the vicinity of existing locations;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	pricing and changes in operating hours;
•	customer traffic;
•	per customer spend and average transaction amount;
•	local competition and the intense discounting that is currently occurring in the restaurant industry;
•	marketing and promotional efforts;
•	introduction of new menu items;
•	overall economic trends, particularly those related to consumer spending; and
•	acceptance of delivery, a mobile order application and in-store self-ordering kiosks and other technological driven options as viable ordering vehicles for consumers.

The following table shows our quarterly comparable company-operated restaurant sales growth since 2014:

	Fiscal Year 2015				Fiscal Year 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	12.6%	8.9%	2.9%	3.3%	2.0%	4.0%	0.2%	1.7%
Comparable Restaurants	72	81	86	90	97	107	113	114

	Fiscal Year 2017				Fiscal Year 2018				Fiscal Year 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	0.9%	0.1%	(0.2)%	(1.0)%	(1.4)%	1.2%	3.6%	2.4%	3.2%	3.9%	3.1%	3.8%
Comparable Restaurants	119	128	137	142	148	156	162	168	178	188	196	206

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

Restaurant Development

The schedule below reflects the number of restaurants opened or closed during a particular reporting period. Before we open new company-operated restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 13 to 26 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years 2015, 2016, 2017, 2018 and 2019, respectively.

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2019	2018	2017	2016	2015
Company-operated restaurant base
Beginning of period	223	193	162	137	109
Openings	21	30	32	26	28
Closures	(3)	—	(1)	(1)	—
Restaurants at end of period	241	223	193	162	137
Franchised/licensed restaurants(1)
Beginning of period	24	16	10	5	1
Openings	6	10	6	5	4
Closures	—	(2)	—	—	—
Restaurants at end of period	30	24	16	10	5
Total restaurants
Beginning of period	247	209	172	142	110
Openings	27	40	38	31	32
Closures	(3)	(2)	(1)	(1)	—
Restaurants at end of period	271	247	209	172	142
Year-over-year growth
Total restaurants	9.7%	18.2%	21.5%	21.1%	29.1%

(1)	Does not include eight licensed locations in Santa Barbara County, California that are operated by Reichard Bros. Enterprises, Inc. and from which we are not entitled to royalties.

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

Pre-opening costs. Pre-opening costs are incurred in connection with the hiring and training of personnel, as well as other operating expenses during the build-out period of new company-operated restaurant openings. Pre-opening costs also include net occupancy costs incurred between the date of possession and the opening date for our new restaurants. Pre-opening costs are expensed as incurred.

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

Leases

In fiscal year 2019 we adopted ASC 842 Leases which required lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. Operating lease ROU assets and liabilities are recognized on our consolidated balance sheet at commencement date, which is the date we gain access to the property. The lease liability is determined based on the present value of the minimum rental payments using our incremental borrowing rate in effect at the time of lease commencement. The ROU asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line bases over the lease term.  Certain leases require contingent rent above the minimum lease payments based on a percentage of sales, these contingent amounts are excluded in determining the lease liability and ROU asset and are accounted for as period expense. The option periods are not included in the determination of the lease liability and ROU asset as we are not reasonably certain if we will extend at the time of lease commencement. Lease expenses for the period prior to the restaurant opening are reported as pre-opening expense in the consolidated statements of operations. Lease expenses for the period after a restaurant opens are reported on the occupancy and other operating expenses line of the consolidated statements of operations. Leases for fiscal year 2018 and prior were reported in accordance with the previous guidance under ASC 840 which also required rent expense to be reported on a straight-line basis over the lease term, beginning when we had the right to control the use of the property. The difference between rent expense and rent paid was recorded as deferred rent in the consolidated balance sheet.

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

As of September of 2011, the Financial Accounting Standards Board issued an amendment of the FASB Accounting Standards Codification 350 that has been coined the ASC 350 Impairment Analysis – “Step 0.” Step 0 allows for an entity to first assess qualitative factors to determine whether it is necessary to perform further analysis. If determined necessary after the qualitative test, we would assess if the carrying amount exceeds the reporting unit’s fair value and we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. We have no uncertain tax liabilities at December 31, 2019. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. We file tax returns in U.S. federal and state jurisdictions. Generally, we are subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with us, except with respect to certain actual or imputed interest amounts payable under the TRA. As of December 31, 2019, we recorded a liability of $82.8 million representing the payments due to the Continuing LLC Owners under the TRA.

2014 Omnibus Incentive Plan

Our board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan also permits grants of cash bonuses. This plan authorized 2,525,275 total options and restricted stock units. No awards may be granted under the plan after November 19, 2024. In April 2019, our board of directors adopted the Amended and Restated 2014 Omnibus Incentive Plan, which required and received stockholder approval at our 2019 Annual Meeting of Stockholders. This amendment increased the authorized options and restricted stock units by 1,000,000 shares. This amendment also amended the 2014 Omnibus Incentive Plan to provide for an aggregate annual limit on compensation payable to each non-employee director (whether or not pursuant to the Amended and Restated 2014 Omnibus Incentive Plan), require a minimum vesting period of at least one year for 95% of awards, expressly prohibit automatic “reload” grants of additional awards upon exercise of a stock option or SAR, expand our authority to claw back awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and proceeds on the exercise or disposition of such awards, expressly prohibit “gross-ups” or other payments in respect of any excise taxes assessed on any awards granted under the Amended and Restated 2014 Omnibus Incentive Plan and expressly prohibit the payment of dividends and dividend equivalent on unvested awards.

We follow the provisions of ASC 718, Compensation-Stock Compensation, which requires that we measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated grant date fair values. ASC 718 requires that stock-based compensation expense be recorded for all equity-classified stock options.

The purpose of the Amended and Restated 2014 Omnibus Incentive Plan is to advance our interests by providing for the grant to eligible individuals of equity-based and other incentive awards.

Results of Operations

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 25, 2018

The following table presents selected consolidated comparative results of operations for fiscal year ended December 31, 2019 compared to fiscal year ended December 25, 2018. Our operating results are presented as a percentage of total revenue, with the exception of restaurant operating costs, depreciation and amortization expense, pre-opening costs, asset impairment and loss on disposal of assets, which are presented as a percentage or restaurant revenue. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase / (Decrease)
(amounts in thousands)	December 31, 2019		December 25, 2018		$	%
Revenue
Restaurant revenue	$463,297	99.4%	$399,110	99.2%	$64,187	16.1%
Franchise/license revenue	2,762	0.6%	3,037	0.8%	(275)	(9.1)%

Total revenue	466,059	100.0%	402,147	100.0%	63,912	15.9%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	138,831	30.0%	119,543	30.0%	19,288	16.1%
Labor and related expenses	155,557	33.6%	135,023	33.8%	20,534	15.2%
Occupancy and other operating expenses	91,996	19.9%	72,858	18.3%	19,138	26.3%
General and administrative expenses	42,442	9.1%	38,918	9.7%	3,524	9.1%
Transaction and exchange related expenses	269	0.1%	130	0.0%	139	106.9%
Depreciation and amortization expense	27,863	6.0%	24,490	6.1%	3,373	13.8%
Pre-opening costs	2,143	0.5%	2,850	0.7%	(707)	(24.8)%
Asset impairment and restaurant closure charges	1,001	0.2%	3,082	0.8%	(2,081)	(67.5)%
Loss on disposal of assets	210	0.0%	97	0.0%	113	116.5%

Total operating expenses	460,312	98.8%	396,991	98.7%	63,321	16.0%

Income from operations	5,747	1.2%	5,156	1.3%	591	11.5%
Other (income) expense
Tax Receivable Agreement liability adjustment	372	0.1%	1,555	0.4%	(1,183)	(76.1)%
Interest (income) expense, net	(263)	(0.1)%	1,018	0.3%	(1,281)	(125.8)%
Income before income taxes	5,638	1.2%	2,583	0.6%	3,055	118.3%
Provision (benefit) for income taxes	961	0.2%	(1,057)	(0.3)%	2,018	(190.9)%

Net income	$4,677	1.0%	$3,640	0.9%	$1,037	28.5%

Restaurant revenue. Restaurant revenue increased $64.2 million, or 16.1%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to a $24.4 million increase in sales from new restaurants which were opened in fiscal year 2019 and a $27.6 million increase in sales from restaurants opened prior to fiscal year 2019 that did not fall into the comparable restaurant base. Comparable restaurant sales increased $12.7 million, or 3.5%, in fiscal year 2019 as compared to fiscal year 2018. The comparable restaurant sales increase was primarily due to an increase in average transaction amount of 6.3% partially offset by a decrease in traffic of 2.8% in fiscal year 2019 as compared to fiscal year 2018. The increase in revenue was also due in part to increased revenue of $0.2 million for catering trucks in fiscal year 2019 as compared to fiscal year 2018. The restaurant revenue increase was partially offset by a decrease in sales of $0.7 million due to the closure of three restaurants in August of fiscal year 2019. Fiscal year 2019 was a 53-week year and included an additional $7.7 million in restaurant revenue compared to fiscal year 2018 due to the additional operating week.

Franchise/license revenue. Franchise/license revenue decreased $0.3 million for fiscal year 2019 compared to fiscal year 2018. The decrease was primarily due to decreased franchise fees of $0.9 million recognized in fiscal year 2019 as compared to fiscal year 2018 primarily related to terminated franchise agreements. The decrease was partially offset due to increased royalty revenue of $0.6 million in fiscal year 2019 as compared to fiscal year 2018, due to the increased number of franchised/licensed locations.

Food and paper costs. Food and paper costs increased $19.3 million, or 16.1%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to the increase in restaurant sales. As a percentage of revenue, food and paper costs remained flat at 30.0% in fiscal year 2019 and fiscal year 2018.

Labor and related expenses. Labor and related expenses increased $20.5 million, or 15.2%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to the increased labor costs needed to support new restaurants and higher restaurant sales. As a percentage of revenue, labor and related expenses decreased slightly to 33.6% in fiscal year 2019 compared to 33.8% in fiscal year 2018 primarily due to increased menu prices, as we had an approximate 4.7% price increase during the fiscal year. The favorable impact of the price increase was partially offset by higher labor costs primarily due to wage rate increases for hourly employees. On January 1, 2019, the State of California’s (where most of our restaurants are located) minimum wage was raised to $12.00 per hour. In addition, regulatory increases to minimum wages for future periods have been passed and therefore we expect to see increased labor costs to continue. We are also experiencing a tight labor market in some areas which is putting pressure on labor rates.

Occupancy and other operating expenses. Occupancy and other operating expenses increased $19.1 million, or 26.3%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to new restaurants. As a percentage of revenue, occupancy and other operating expenses increased to 19.9% in fiscal year 2019 from 18.3% in fiscal year 2018. The increase is primarily due to higher delivery, call center and on-line costs as we have rolled out the option of delivery in the majority of our restaurants during the second half of last year. In addition, there were higher rent and advertising costs in fiscal year 2019. We expect to see higher rent and delivery costs to continue in fiscal 2020.

General and administrative expenses. General and administrative expenses increased $3.5 million, or 9.1%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to costs associated with supporting an increased number of restaurants, including the increasing number of administrative employees and field and corporate supervision. As a percentage of revenue, general and administrative expenses decreased to 9.1% in fiscal year 2019 from 9.7% in fiscal year 2018.

Transaction and exchange related expenses. There were transaction and exchange related expenses of $0.3 million in fiscal year 2019 that were costs associated with the pending merger with Yum! Brands compared to $0.1 million in fiscal year 2018 which were costs associated with the exchange of LLC Units to Class A common stock by the Continuing LLC Owners.

Depreciation and amortization expenses. Depreciation and amortization expense increased $3.4 million, or 13.8%, for fiscal year 2019 as compared to fiscal year 2018, primarily due to the increased number of restaurants. As a percentage of revenue, depreciation and amortization decreased slightly to 6.0% for fiscal year 2019 compared to 6.1% in fiscal year 2018.

Pre-opening costs. Pre-opening costs were $2.1 million for fiscal year 2019 as compared to $2.9 million for fiscal year 2018. We opened 21 new company-operated restaurants in fiscal year 2019 compared to 30 new company-operated restaurants that opened in fiscal year 2018. Pre-opening costs also include expenses incurred for restaurants that are set to open in the near future. As a percentage of revenue, pre-opening costs decreased to 0.5% in fiscal year 2019, from 0.7% in fiscal year 2018.

Asset impairment and restaurant closure charges. We closed three restaurants in the Orlando, Florida market and also decided not to move forward with the development of two restaurants during fiscal year 2019. We recorded restaurant closure charges of $1.0 million during fiscal year 2019, consisting primarily of lease termination costs, rent expense related to the closed restaurants, severance and other direct costs related to the closed restaurants. The three closed restaurants had previously been impaired during fiscal year 2018, as we determined that the carrying value of the three restaurants in the Orlando, Florida market were not recoverable, and as a result, recorded impairment expense of $3.1 million.

Tax Receivable Agreement liability adjustment. Tax Receivable Agreement expenses, which are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level, were $0.4 million for fiscal year 2019 as compared to $1.6 million for fiscal year 2018.

Interest expense, net. There was interest income of $0.3 million for fiscal year 2019 as compared to interest expense of $1.0 for fiscal year 2018. The decrease in interest expense, net is primarily attributed to the adoption of ASC 842 Leases, in the current fiscal year. Under the previous guidance, we had a number of leases where we were deemed to be the accounting owner of the building that are now treated as operating leases under the new standard, which resulted in a decrease in interest expense.

Provision (benefit) for income taxes. There was income tax expense of $1.0 million for fiscal year 2019 compared to an income tax benefit of $1.1 million for fiscal year 2018.

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

Consolidated Statement of Operations Data:	Fiscal Year Ended				Increase / (Decrease)
(amounts in thousands)	December 25, 2018		December 26, 2017		$	%
Revenue
Restaurant revenue	$399,110	99.2%	$330,230	99.7%	$68,880	20.9%
Franchise/license revenue	3,037	0.8%	1,156	0.3%	1,881	162.7%

Total revenue	402,147	100.0%	331,386	100.0%	70,761	21.4%
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper costs	119,543	30.0%	101,683	30.8%	17,860	17.6%
Labor and related expenses	135,023	33.8%	110,785	33.5%	24,238	21.9%
Occupancy and other operating expenses	72,858	18.3%	56,796	17.2%	16,062	28.3%
General and administrative expenses	38,918	9.7%	32,559	9.8%	6,359	19.5%
Exchange related expenses	130	0.0%	494	0.1%	(364)	(73.7)%
Depreciation and amortization expense	24,490	6.1%	18,761	5.7%	5,729	30.5%
Pre-opening costs	2,850	0.7%	3,062	0.9%	(212)	(6.9)%
Asset impairment	3,082	0.8%	—	—	3,082	*
Loss on disposal of assets	97	0.0%	81	0.0%	16	19.8%

Total operating expenses	396,991	98.7%	324,221	97.8%	72,770	22.4%

Income from operations	5,156	1.3%	7,165	2.2%	(2,009)	(28.0)%
Other (income) expense
Tax Receivable Agreement liability adjustment	1,555	0.4%	(57,231)	(17.3)%	58,786	(102.7)%
Interest expense, net	1,018	0.3%	588	0.2%	430	73.1%
Income before income taxes	2,583	0.6%	63,808	19.3%	(61,225)	(96.0)%
Provision (benefit) for income taxes	(1,057)	(0.3)%	65,388	19.7%	(66,445)	(101.6)%

Net income (loss)	$3,640	0.9%	$(1,580)	(0.5)%	$5,220	(330.4)%

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

Selected Quarterly Financial Data

The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2019 and 2018. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q19	2Q19	3Q19	4Q19	FY19
Total revenue	$108,174	$117,928	$117,303	$122,654	$466,059
Income (loss) from operations	(274)	3,435	1,553	1,032	5,747
Net income (loss)	(231)	2,680	1,365	863	4,677
Net income (loss) attributable to non- controlling interests	(55)	708	327	220	1,200
Net income (loss) attributable to The Habit Restaurants, Inc.	$(176)	$1,972	$1,038	$643	$3,477
Basic income (loss) per share of Class A common stock	$(0.01)	$0.10	$0.05	$0.03	$0.17
Diluted income (loss) per share of Class A common stock	$(0.01)	$0.09	$0.05	$0.03	$0.17

	Fiscal Quarter(1)
	1Q18	2Q18	3Q18	4Q18	FY18
Total revenue	$91,948	$102,852	$104,639	$102,708	$402,147
Income (loss) from operations	407	3,914	(899)	1,735	5,156
Net income (loss)	689	2,829	(864)	986	3,640
Net income (loss) attributable to non- controlling interests	35	773	(244)	299	863
Net income (loss) attributable to The Habit Restaurants, Inc.	$654	$2,056	$(620)	$687	$2,777
Basic income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.14
Diluted income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.13

1)	Certain totals may not sum exactly due to rounding.

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

As of December 31, 2019, we have commitments totaling $3.0 million for capital expenditures related to new restaurant openings.

Potential Impacts of Market Conditions on Capital Resources

Until recently, we have consistently experienced increases in comparable restaurant sales and operating cash flows. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends as evidenced in our recent results.

We believe that expected cash flow from operations and our existing cash balance at December 31, 2019 are adequate to fund operations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are derived from our existing cash balance at December 31, 2019 and our operating cash flows. We use these to fund capital expenditures for new company-operated restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have 20 to 30 days to pay our vendors.

The material changes in working capital from fiscal year 2018 to fiscal year 2019 were comprised of a $11.5 million increase in current assets and a $31.9 million increase in current liabilities. The increase in current assets was primarily due to a $9.5 million increase in cash primarily attributed to the timing of payables, accrued expenses and employee-related accruals, and by an increase in prepaid expenses and other current assets of $4.1 million due primarily to the timing of rent payments, partially offset by a $2.2 million decrease in accounts receivable. The increase in current liabilities was primarily attributed to the adoption of ASC 842 and the recognition of the current portion of operating lease liabilities of $22.8 million as of December 31, 2019 and also due to higher employee-related accruals of 7.1 million which is primarily due to the timing of pay dates and increased workers’ compensation liabilities.

	Fiscal Year Ended
	December 31,	December 25,	December 26,
(amounts in thousands)	2019	2018	2017
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$45,425	$42,096	$33,607
Net cash used in investing activities	(34,360)	(43,399)	(46,025)
Net cash used in financing activities	$(1,585)	$(2,080)	$(3,497)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $3.3 million to $45.4 million for the fiscal year ended December 31, 2019 from $42.1 million for the fiscal year ended December 25, 2018. Cash flows from operating activities reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, stock-based compensation and changes in working capital. The majority of the net cash provided increase in fiscal year 2019 was related to a $4.3 million increase in net income adjusted for non-cash items, a $2.2 million change in accrued expenses and a $2.0 million change in employee-related accruals.

This increase in cash provided by operating activities for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 25, 2018 was partially offset due to changes in prepaid expenses of $2.6 million, changes in accounts payable of $1.5 million and changes in accounts receivable of $1.1 million which were primarily attributed to timing.

Net cash provided by operating activities increased by $8.5 million to $42.1 million for the fiscal year ended December 25, 2018 from $33.6 million for the fiscal year ended December 26, 2017. The majority of the net cash provided increase in fiscal year 2018 was related to a $5.6 million increase in net income adjusted for non-cash items and a change in employee related accruals of $4.0 million.

This increase in cash provided by operating activities for the fiscal year ended December 25, 2018 compared to the fiscal year ended December 26, 2017 was partially offset due to changes in accrued expenses and accounts payable of $1.5 million which was primarily attributed to timing.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $9.0 million to $34.4 million for the fiscal year ended December 31, 2019 from $43.4 million for the fiscal year ended December 25, 2018. There were 21 new company-operated restaurants opened during the fiscal year ended December 31, 2019 compared to 30 new company-operated restaurants that opened during the fiscal year ended December 25, 2018. The decrease was primarily due to the lower number of restaurants opened in fiscal year 2019.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $0.5 million to $1.6 million for the fiscal year ended December 31, 2019 from $2.1 million for the fiscal year ended December 25, 2018. This change was primarily due to a decrease in the TRA payment of $1.1 million in the current year, partially offset by higher tax distributions to Continuing LLC Owners of $0.6 million in the current year.

Net cash used in financing activities decreased by $1.4 million to $2.1 million for the fiscal year ended December 25, 2018 from $3.5 million for the fiscal year ended December 26, 2017. This change was primarily due to a decrease in tax distributions to Continuing LLC Owners of $0.6 million in the current year and due to a decrease in the TRA payment of $0.6 million in the current year.

Credit Facility

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) with a maturity date of August 2, 2019. In October 2018 and September 2019, we extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. As part of the initial execution of the Credit Facility, we incurred $0.3 million in deferred financing fees that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying consolidated statements of operations.

The Credit Facility is secured by all the assets of The Habit Restaurants, LLC, and we are required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of December 31, 2019, we and The Habit Restaurants, LLC were in compliance with all covenants. As of December 31, 2019, The Habit Restaurants, LLC had no outstanding debt under the Credit Facility.

On January 4, 2018 we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of our self-insured workers’ compensation coverage in October 2018, we increased our irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2021. In conjunction with the renewal of our self-insured workers’ compensation coverage in October 2019, we executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity of our Credit Facility.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2019, as well as our long-term obligations:

	Total	2020	2021-2022	2023-2024	2025 and Thereafter
(amounts in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—
Operating lease obligations for leases that have commenced(2)	231,454	31,087	60,816	53,910	85,641
Operating lease obligations for leases that have not yet commenced(3)	34,084	637	4,942	4,953	23,552
Purchase obligations(4)	1,326	1,326	—	—	—
Total	$266,864	$33,050	$65,758	$58,863	$109,193

(1)

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West with a maturity date of August 2, 2019. In October 2018 and September 2019, we extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. There were no borrowings on the facility as of December 31, 2019 and the unused portion of the facility does not accrue any fees as part of this agreement. On January 4, 2018, we executed an irrevocable standby letter of credit for $1.5 million related to our self-insured workers’ compensation coverage. In conjunction with the renewal of our self-insured workers’ compensation coverage in October 2018, we increased our irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2021. In conjunction with the renewal of our self-insured workers’ compensation coverage in October 2019, we executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity of our Credit Facility.

(2)	Includes minimum rental payments that are included in the lease term for leases that have commenced.
(3)	Includes minimum rental payments that are included in the lease term for leases that have not yet commenced.
(4)	Includes short-term purchase commitments for food and paper items.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. As of December 31, 2019, we had no outstanding borrowings.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Increases in labor costs has had an impact on fiscal year 2019 and has the potential to do so going forward.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control, as of December 31, 2019, over financial reporting based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report of Moss Adams LLP is contained in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

The following table sets forth certain information about our directors and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Russell W. Bendel	65	Chief Executive Officer, President and Director
Ira Fils	54	Chief Financial Officer, Secretary and Director
Anthony Serritella	59	Chief Operating Officer
Peter Whitwell	60	Chief Quality Officer
Iwona Alter	50	Chief Brand Officer
Douglas Branigan	61	Chief Development Officer
John Phillips	59	Chief Global Business Partnership Officer
Christopher Reilly	57	Director
Allan Karp	65	Director
Ira L. Zecher	67	Director
A. William Allen III	60	Director
Joseph J. Kadow	63	Director
Karin Timpone	54	Director

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

Peter Whitwell joined The Habit Restaurants, LLC in 2005 as Vice President and was later appointed Chief Quality Officer. From 2001 to 2004 he was the Senior Vice President of Baja Fresh Mexican Grill, transitioning from the position of Senior Vice President of Franchise Operations and Quality Assurance, a position he held beginning in

1999. Mr. Whitwell attended Moorpark College, where he studied Communications and Business, as well as California State University, Northridge where he studied speech communications.

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

Joseph J. Kadow has served on our board of directors since September 2015. Mr. Kadow had served as Executive Vice President, Chief Legal Officer of Bloomin’ Brands, Inc. from 2005 until his retirement in 2019, and joined Bloomin’ Brands in 1994 as Vice President and General Counsel. Prior to that, he served as a partner in the Orlando, Florida office of the national law firm, Baker Hostetler LLP. Mr. Kadow currently sits on the board of directors of BRP Group, Inc. Mr. Kadow is a past Chairman of the board of directors of the National Restaurant Association. Mr. Kadow received his Bachelor’s Degree in Accounting from the University of Scranton and his J.D. from the Dickinson School of Law at Pennsylvania State University. Because of his extensive restaurant industry experience, we believe Mr. Kadow is qualified to serve on our board of directors.

Karin Timpone has served on our board of directors since October 2018. Ms. Timpone was Global Marketing Officer of Marriott International, Inc. until 2019. Prior to joining Marriott in 2013, she was Senior Vice President of Digital Media for The Walt Disney Company. Ms. Timpone has also held leadership roles at other major corporations such as Yahoo!, Universal Studios, Inc., and The Seagram Company, Ltd. She graduated from Bryn Mawr College with a Bachelor of Arts in Political Science. She received her Master of Arts in Media Ecology at New York University. Because of her extensive business and marketing experience, we believe Ms. Timpone is qualified to serve on our board of directors.

Corporate Governance Highlights

We believe that excellence in corporate governance is key to a strong and accountable Board. Therefore, we have adopted practices that we believe will promote the long-term interests of us and our stockholders, including the below examples.

•	Single Class Voting Structure. Each share of common stock outstanding on the record date is entitled to one vote per matter presented to stockholders
•	Compensation Program reviewed at least annually by the Compensation Committee of the Board
•	Regular Board and Committee Executive Sessions of Non-Management Directors
•	Limitation on Management Directors. Our CEO and CFO are the only members of management serving as directors
•	“Pay for Performance” Philosophy Drives Executive Compensation
•	Audit Committee Approval Required for Related Party Transactions
•	Independent Executive Compensation Consultant
•	No “Poison Pill” (Stockholder Rights Plan)
•	Risk Oversight by the Board and Committees
•	Balance of Experience, Tenure and Qualifications on the Board
•	Stockholder Outreach Program

Director Independence

Under the applicable listing requirements and rules of the Nasdaq Stock Market LLC, or Nasdaq, independent directors must compose a majority of our Board, subject to certain specified exceptions. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees must be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Board has reviewed the independence of our directors under the corporate governance standards of Nasdaq. Based on this review, the Board determined that each of Ms. Timpone and Messrs. Karp, Reilly, Zecher, Kadow and Allen is independent within the meaning of the corporate governance standards of Nasdaq. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board of Directors Leadership Structure

It is our current policy that our Chief Executive Officer shall serve as chairman of the Board. The independent members of the Board have periodically reviewed the Board’s leadership structure and have determined that Habit and our stockholders are well served with this structure.

The Board of Directors’ Role in Risk Oversight

The Board plays an important role in risk oversight at Habit through direct decision-making authority with respect to significant matters, as well as through the oversight of management by the Board and its committees. In particular, the Board administers its risk oversight function through (1) the review and discussion of regular periodic reports by the Board and its committees on topics relating to the risks that Habit faces, (2) the required approval by the Board (or a committee of the Board) of significant transactions and other decisions, (3) the direct oversight of specific areas of Habit’s business by the Audit, Compensation and Nominating and Corporate Governance Committees, and (4) regular periodic reports from the auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to our internal control over financial reporting. The Board also relies on management to bring significant matters impacting Habit to the attention of the Board.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for reviewing and discussing with management and Habit’s independent registered public accounting firm, Habit’s system of internal control, its critical accounting practices, and policies relating to risk assessment and management. As part of this process, the Audit Committee discusses Habit’s major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or accounting matters.

Because of the role of the Board and the Audit Committee in risk oversight, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to Habit’s operations. The Board acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

Board Committees

The Board has a standing Audit, Compensation and Nominating and Corporate Governance Committee. Each committee operates pursuant to a written charter and each reviews and assesses the adequacy of its charter periodically and submits its charter to the Board for approval. The charter for each committee is available on our website (www.habitburger.com) under “Investor Relations” at “Governance.”

The following table describes which directors serve on each of the Board committees.

Name	Nominating and Corporate Governance Committee	Audit Committee	Compensation Committee
Joseph J. Kadow	X	X
Christopher Reilly	X(1)
Allan Karp			X
Ira L. Zecher	X	X(1)
A. William Allen III		X	X(1)
Karin Timpone	X		X
(1)			Chair of the committee.

Audit Committee

Our Audit Committee consists of Ira L. Zecher, A. William Allen III and Joseph J. Kadow. Mr. Zecher is both an independent director and an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K, and serves as Chair of the Audit Committee. A. William Allen III and Joseph J. Kadow are both independent directors. Each of our Audit Committee members satisfies the independence criteria set forth in Rule 10A-3 under the Exchange Act. A copy of our Audit Committee charter is available on our website. The Audit Committee’s responsibilities include:

•

appointing, retaining, determining the compensation of, evaluating and terminating our outside auditors. The outside auditors report directly to the Audit Committee, and the Audit Committee has the sole authority to approve all engagement fees to be paid to the outside auditors;

•

pre-approving all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our outside auditors, subject to de minimis exceptions which are approved by the Audit Committee prior to the completion of the audit;

•

reviewing and discussing with management and the outside auditors the annual audited and quarterly unaudited financial statements and the selection, application and disclosure of critical accounting policies and practices used in such financial statements;

•	reviewing and approving all related party transactions; and
•

discussing with management and the outside auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any major issues as to the adequacy of our internal controls and any special steps adopted in light of material control deficiencies.

Our Audit Committee held four meetings during the fiscal year ended December 31, 2019.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Christopher Reilly, Joseph J. Kadow Ira L. Zecher and Karin Timpone, with Mr. Reilly serving as Chair of the committee. Our Board has determined that each of Messrs. Reilly, Kadow and Zecher and Ms. Timpone is “independent” as defined under the applicable listing standards of Nasdaq. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board criteria for Board and committee membership;
•	establishing procedures for identifying and evaluating Board candidates, including nominees recommended by stockholders;
•	identifying individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
•	developing and recommending to the Board a set of corporate governance principles;
•	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
•	reviewing and recommending to the Board practices and policies with respect to directors;
•	reviewing and recommending to the Board the functions, duties and compositions of the committees of the Board;
•	reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board for approval;
•	considering and reporting to the Board any questions of possible conflicts of interest of Board members;
•	providing for new director orientation and continuing education for existing directors on a periodic basis;
•	performing an evaluation of the performance of the committee; and
•	overseeing the evaluation of the Board and management.

Our Nominating and Corporate Governance Committee held four meetings during the fiscal year ended December 31, 2019.

Compensation Committee

Our Compensation Committee is composed of A. William Allen III, Allan Karp and Karin Timpone, with Mr. Allen serving as Chair of the committee. Our Board has determined that each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq and meets the independence criteria set forth in Rule 10C-1. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;
•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;
•	reviewing and approving the compensation of our other executive officers;
•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;
•	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;
•	annually reviewing and reassessing compliance of the committee charter with the listing requirements of Nasdaq;
•	reviewing and establishing our overall management compensation, philosophy and policy;
•	overseeing and administering our equity compensation and other compensatory plans;
•	reviewing and approving our equity and incentive policies and procedures for the grant of equity-based awards and approving the grant of such equity-based awards;

•	reviewing and making recommendations to the Board with respect to director compensation; and
•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement.

Our Compensation Committee held four meetings during the fiscal year ended December 31, 2019.

Risks Related to Compensation Practices and Policies

The Compensation Committee maintains a pay-for-performance compensation philosophy, but also recognizes that providing certain types of compensation incentives may inadvertently motivate individuals to act in ways that could be detrimental to the Company in order to maximize personal compensation. To minimize such risk, the Compensation Committee reviews at least annually the overall structure and components of our compensation program. The Compensation Committee also performs an annual evaluation to ensure that salary levels, equity awards and other elements of compensation are benchmarked against appropriate standards and that incentives provided for achievement of target goals are balanced between short-term rewards and longer-term enhancement of stockholder value. Our Compensation Committee has reviewed and evaluated the philosophy and standards on which our compensation plans have been developed and implemented across Habit. It is our belief that our compensation program does not encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our business. In addition, we do not believe that the mix and design of the components of our executive compensation program encourage management to assume excessive risks. We believe that our current business process and planning cycle foster the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives, including the following:

•

the establishment of base salaries consistent with our executive officers’ responsibilities and market comparables to ensure that our executive officers would not be motivated to take excessive risks to achieve a reasonable level of financial security;

•

annual establishment of corporate objectives for our performance-based cash bonus program for our executive officers that are consistent with our annual operating and strategic plans, that are designed to achieve the proper risk/reward balance, and that should not require excessive risk taking to achieve;

•	the mix between fixed and variable, annual and long-term and cash and equity compensation is designed to encourage strategies and actions that balance our short-term and long-term best interests; and
•	stock option awards vest over a period of time, which we believe encourages executives to take a long-term view of our business.

Code of Business Conduct and Ethics

Our Board has established a Code of Conduct and Business Ethics applicable to our directors and officers. The Code of Conduct and Business Ethics is accessible on our website at www.habitburger.com. If we make any substantive amendments to the Code of Conduct and Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.	Executive Compensation

Introduction

This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions made with respect to the compensation of our chief executive officer and our two other highest paid executive officers during fiscal year 2019 (collectively, our “named executive officers”), as presented in the tables that follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Summary Compensation Table

The following table sets forth, for the fiscal years ending December 31, 2019 and December 25, 2018, the compensation earned by our named executive officers.

Name and principal position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Russell W. Bendel,	2019	$774,615	$202,000	$148,500	$186,200	$41,254	$1,352,569
President and Chief Executive Officer	2018	$747,212	$182,000	$204,400	$366,275	$35,561	$1,535,448
Ira Fils,	2019	$453,558	$151,500	$118,800	$93,450	$21,595	$838,903
Chief Financial Officer	2018	$434,769	$136,500	$146,000	$182,700	$18,696	$918,665
Iwona Alter,	2019	$336,854	$101,000	$89,100	$99,000	$20,730	$646,684
Chief Brand Officer

(1)

Reflects the grant date fair value calculated under ASC Topic 718, disregarding the effects of estimated forfeitures, of restricted stock units granted in to our named executive officers in April 2019, and to Messrs. Bendel and Fils in April 2018. The assumptions used in the valuation of share-based awards are set forth in Note 11 to our consolidated financial statements contained in this Annual Report for the year ended December 31, 2019 and in Note 10 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 25, 2018.

(2)

Reflects the grant date fair value calculated under ASC Topic 718, disregarding the effects of estimated forfeitures, for options granted to our named executive officers in April 2019, and to Messrs. Bendel and Fils in April 2018. The assumptions used in the valuation of options are set forth in Note 11 to our consolidated financial statements contained in this Annual Report for the year ended December 31, 2019 and in Note 10 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 25, 2018.

(3)

Amounts shown reflect annual bonuses earned by our named executive officers for fiscal year 2019 and by Messrs. Bendel and Fils for fiscal year 2018. Bonuses for Messrs. Bendel and Fils were earned based on the achievement of Company performance goals, including target EBITDA goals, as well as individual performance. Ms. Alter’s bonus for fiscal year 2019 was guaranteed at 100% of target, pursuant to the terms of her offer letter, described below. Bonuses are paid in the immediately following fiscal year.

(4)

Represents (i) Company-paid automobile allowances for Mr. Bendel in the amount of $2,000 per month, for Mr. Fils in the amount of $1,000 per month, and for Ms. Alter in the amount of $1,400 per month, and (ii) Company matching credits with respect to amounts deferred by Messrs. Bendel and Fils and Ms. Alter, respectively, under The Habit Restaurants, LLC Deferred Compensation Plan for fiscal year 2019 (in the amounts of $17,254, $9,595 and $3,930, respectively) and by Messrs. Bendel and Fils for fiscal year 2018 (in the amounts of $11,561 and $6,696, respectively).

Overview

Our executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our stockholders. Our Compensation Committee is responsible for determining the compensation of our executive officers, and has delegated certain of its responsibilities to Messrs. Bendel and Fils (other than with respect to their own compensation). For fiscal year 2019, Messrs. Bendel and Fils were responsible for determining the base salaries and annual cash bonus opportunities for our executive officers other than themselves and Mr. Serritella. Our Compensation Committee directly retained Semler Brossy as its executive compensation consultant when determining the components and amounts of executive officer compensation for fiscal year 2019.

Base Salaries

The employment agreements for Messrs. Bendel and Fils set forth their respective base salaries, as in effect on the date on which the agreement was entered into between the executive and the Company. Base salaries for Messrs. Bendel and Fils are subject to annual review and approval by our Compensation Committee and for Ms. Alter is subject to annual review and approval by Messrs. Bendel and Fils. In July 2018, the Board amended Mr. Bendel’s, and Mr. Fils’s employment agreements to increase each executive’s base salary, effective July 1, 2018, from $735,000 to $760,000 and $425,000 to $445,000, respectively. The base salary increases for Messrs. Bendel and Fils were based on a review by the Compensation Committee of the compensation of chief executive officers and chief financial officers of companies we consider to be our peers. Messrs. Bendel and Fils approved a base salary of $330,000 for Ms. Alter in connection with the commencement of her employment in 2018, based on a review of compensation of chief brand officers of companies which we consider our peers.

Annual Cash Bonuses

Our annual cash bonus program is administered by our Compensation Committee, which is responsible for establishing annual performance targets under the program and reviewing and determining annual bonus payouts.

Pursuant to Mr. Bendel’s and Mr. Fils’s amended and restated employment agreements, for fiscal year 2019, Mr. Bendel and Mr. Fils were each eligible to receive an annual cash performance bonus at a target of 35% and 30% of base salary, respectively, subject to achievement of performance objectives established by the Board, which included achievement of target EBITDA. For fiscal year 2019, in accordance with the target EBITDA goal applicable to each of Messrs. Bendel and Fils, as well as his individual performance, as determined in the discretion of the Board, each of Messrs. Bendel and Fils received an annual bonus for fiscal year 2019 as follows: Mr. Bendel, 24.5% of base salary; and Mr. Fils, 21.0% of base salary. For fiscal year 2019, Ms. Alter was entitled to receive an annual cash performance bonus at a target of 30% of base salary pursuant to the terms of her offer letter, under which her bonus for fiscal year 2019 was guaranteed at 100% of target.

2019 Equity Grants

On April 23, 2019, Messrs. Bendel and Fils and Ms. Alter were granted 20,000, 15,000 and 10,000 restricted stock units, respectively, and 50,000, 40,000 and 30,000 options to purchase shares of Class A common stock, in each case, with an exercise price of $10.10 per share. The restricted stock units and stock options vest in substantially equal installments over four years commencing on the date of grant, generally subject to continued employment through the applicable vesting date.

Agreements with our Named Executive Officers

Below are written descriptions of the material terms of the employment agreements with Messrs. Bendel and Fils and the offer letter and severance agreement with Ms. Alter.

Employment Agreement with Mr. Bendel. We entered into an amended and restated employment agreement with Mr. Bendel, effective July 1, 2018. Pursuant to this agreement, Mr. Bendel is entitled to an annual base salary of $760,000. Mr. Bendel’s base salary is subject to annual review and potential increase by our Board or Compensation Committee. In addition, Mr. Bendel is eligible to earn an annual performance cash bonus at a target of 35% of base salary, subject to achievement of performance objectives established by the Board. Mr. Bendel is entitled to an automobile allowance of $2,000 per month. Mr. Bendel is also entitled to certain severance benefits, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Employment Agreement with Mr. Fils. We entered into an amended and restated employment agreement with Mr. Fils, effective July 1, 2018. Pursuant to this agreement, Mr. Fils is entitled to an annual base salary of $445,000. Mr. Fils’s base salary is subject to annual review and potential increase by our Board or Compensation Committee. In addition, Mr. Fils is eligible to earn an annual performance cash bonus at a target of 30% of base salary, subject to achievement of performance objectives established by the Board. Mr. Fils is entitled to an automobile allowance of $1,000 per month. Mr. Fils is also entitled to certain severance benefits, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Offer Letter and Severance Agreement with Ms. Alter. We entered into an offer letter with Ms. Alter on October 8, 2018. Pursuant to this offer letter, Ms. Alter is entitled to an annual base salary of $330,000. In addition, Ms. Alter is eligible to earn an annual performance cash bonus at a target of 30% of base salary, based on mutually agreed-upon criteria to be determined annually. Ms. Alter’s cash bonus was guaranteed as to 100% of target for 2018, as pro-rated to reflect her service during the year, and was guaranteed as to 100% of target for 2019. Ms. Alter is entitled to an automobile allowance of $1,400 per month and reimbursement for relocation expenses up to $100,000, plus a tax-gross up to cover such reimbursement. Ms. Alter did not receive any relocation expense reimbursement amounts in 2019. On February 5, 2020, we entered into a severance agreement with Ms. Alter, the terms of which are described below in the section entitled “—Potential Payments Upon Termination of Employment.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($/SH)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(8)
Russell W. Bendel	26,900	6,727	$32.32	4/20/2025	2,164	(2)	$22,571
	38,055	25,370	$18.96	3/21/2026	7,998	(3)	$83,419
	34,228	51,342	$15.90	3/22/2027	16,512	(4)	$172,220
	14,000	56,000	$9.10	4/16/2028	16,000	(5)	$166,880
	—	50,000	$10.10	4/23/2029	20,000	(6)	$208,600
Ira Fils	19,216	4,803	$32.32	4/20/2025	1,546	(2)	$16,125
	25,665	17,110	$18.96	3/21/2026	5,394	(3)	$56,259
	23,084	34,626	$15.90	3/22/2027	11,136	(4)	$116,148
	10,000	40,000	$9.10	4/16/2028	12,000	(5)	$125,160
	—	40,000	$10.10	4/23/2029	15,000	(6)	$156,450
Iwona Alter	6,000	24,000	$11.42	12/10/2028	24,000	(7)	$250,320
	—	30,000	$10.10	4/23/2029	10,000	(6)	$104,300

(1)

All stock options granted prior to 2019 vest in substantially equal installments over five years commencing on the date of grant, generally subject to continued employment through the applicable vesting date. Options granted in 2019 vest in substantially equal installments over four years.

(2)

On April 20, 2015, Messrs. Bendel and Fils were granted 10,828 and 7,734 restricted stock units, respectively, each of which grants vests over five years commencing on the date of grant, generally subject to continued employment.

(3)

On March 21, 2016, Messrs. Bendel and Fils were granted 19,995 and 13,485 restricted stock units, respectively, each of which grants vests over five years commencing on the date of grant, generally subject to continued employment.

(4)

On March 22, 2017, Messrs. Bendel and Fils were granted 27,520 and 18,560 restricted stock units, respectively, each of which grants vests over five years commencing on the date of grant, generally subject to continued employment.

(5)

On April 16, 2018, Messrs. Bendel and Fils were granted 20,000 and 15,000 restricted stock units, respectively, each of which grants vests over five years commencing on the date of grant, generally subject to continued employment.

(6)

On April 23, 2019, Messrs. Bendel and Fils and Ms. Alter were granted 20,000, 15,000, and 10,000 restricted stock units, respectively, each of which grants vests over four years commencing on the date of grant, generally subject to continued employment.

(7)	On December 10, 2018, Ms. Alter was granted 30,000 restricted stock units, which grant vests over four years commencing on the date of grant, generally subject to continued employment.

(8)

The amounts reported in this column equal the number of shares of our Class A common stock subject to share-based awards multiplied by $10.43, which was the per share closing price of our common stock on December 31, 2019, the last trading day of our 2019 fiscal year.

Messrs. Bendel and Fils also hold vested common units in The Habit Restaurants, LLC as a result of the conversion of their Class C units into common units immediately prior to the completion of our IPO, as described below.

Pursuant to the terms of the Amended & Restated LLC Agreement of The Habit Restaurants, LLC, our named executive officers may exchange all or a portion of their vested common units (along with an equal number of the Class B Shares that they hold) at any time for shares of our Class A common stock (or, at our option, cash) on a one-for-one basis (the “Exchange”).

Potential Payments Upon Termination of Employment

Messrs. Bendel and Fils—Termination of Employment without Cause or for Good Reason. If the executive’s employment is terminated by us without cause or by the executive for good reason (as such terms are defined in the executive’s employment agreement), the executive will be entitled to (i) accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy; (ii) continued payment of the executive’s base salary for a period of 12 months following such termination of employment; (iii) payment of the executive’s COBRA premiums for a period of 12 months following such termination of employment (or, if earlier, the date on which the executive ceases to be eligible for COBRA coverage); (iv) a pro-rated bonus for the year of termination (based on the lesser of the executive’s target bonus in the year of termination or the annual bonus that the executive would have earned had he remained employed during the year of termination, and calculated using the full months worked during the year in which termination occurs); (v) acceleration of any unvested Company equity subject solely to time-based vesting conditions that is scheduled to vest in the 12-month period immediately following the date of termination; and (vi) the portion of any bonus earned for the performance year preceding the year of termination that remains unpaid at the time of termination.

Ms. Alter—Termination of Employment other than for Misconduct. If Ms. Alter’s employment is terminated by us for any reason other than misconduct, she will be entitled to continued payment of her base salary for a period of 12 months following such termination of employment, and any other payments required by applicable law or Company policy.

Messrs. Bendel and Fils—Termination of Employment without Cause or for Good Reason in Connection with a Change in Control. If the executive’s employment is terminated by us without cause or by the executive for good reason during the 24-month period following a change in control of the Company (as such term is defined in the executive’s employment agreement), the executive will be entitled to (i) accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy; (ii) an amount equal to 18 months of the greater of the executive’s base salary on the date of termination or on the date of the change in control; (iii) payment of the executive’s COBRA premiums for a period of 18 months following such termination of employment (or, if earlier, the date on which the executive ceases to be eligible for COBRA coverage); (iv) a pro-rated target bonus for the year of termination (calculated using the full months worked during the year in which termination occurs); (v) an amount equal to the executive’s target bonus for the year of termination (calculated using the greater of the executive’s base salary on the date of termination or on the date of the change in control); (vi) acceleration of any unvested Company equity; and (vii) the portion of any bonus earned for the performance year preceding the year of termination that remains unpaid at the time of termination.

Ms. Alter—Termination of Employment without Cause in Connection with a Change in Control. If Ms. Alter’s employment is terminated by us without cause (as such term is defined in Ms. Alter’s severance agreement) during the 24-month period following a change in control of the Company (as such term is defined in Ms. Alter’s severance agreement), she will be entitled to (i) continued payment of her base salary at the rate in effect on the date of such termination of employment for a period of 12 months following such termination of employment; (ii) payment of her COBRA premiums for a period of 12 months following such termination of employment (or, if earlier, the date on which the executive becomes covered under another employer’s health plan); and (iii) the portion of any bonus earned for the performance year preceding the year of termination that remains unpaid at the time of termination. Ms. Alter would also be entitled to any other payments required by applicable law or Company policy.

Messrs. Bendel and Fils—Other Termination of Employment. If the executive’s employment is terminated by us for cause or by the executive without good reason, or if the executive’s employment is terminated due to death or disability (as such term is defined in the executive’s employment agreement), the executive (or his beneficiary, as the case may be) will be entitled to the executive’s accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy. If employment is terminated due to death or disability, the executive (or his beneficiary, as the case may be) will also be entitled to (i) a pro-rated target bonus for the year of termination (calculated using the number of full months worked during the year in which termination occurs) and (ii) acceleration of any unvested Company equity subject solely to time-based vesting conditions that is scheduled to vest in the 12-month period immediately following the date of termination.

Ms. Alter—Other Termination of Employment. If Ms. Alter’s employment is terminated by us other than in the contexts described above, or by Ms. Alter for any reason, she will be entitled to her accrued but unpaid base salary and vacation through the date of termination, and any other payments required by applicable law or Company policy.

Messrs. Bendel and Fils and Ms. Alter—Severance Subject to Release of Claims. Our obligation to provide our named executive officers with any severance payments or other benefits under their respective employment agreements, offer letter or severance agreement is conditioned on the executive executing an effective release of claims in our favor. Messrs. Bendel and Fils are also subject to non-competition and non-solicitation of employees, independent contractors, or business partners covenants during and for the two-year period following the executive’s status as a member of The Habit Restaurants, LLC, in each case enforceable by its terms to the extent consistent with applicable law.

Retirement Benefits

Our 401(k) plan permits eligible employees to defer a portion of their annual eligible compensation, subject to the limitations imposed by the Internal Revenue Code, and provides for a Company matching contribution equal to 50% of the first 3% of compensation deferred. None of our named executive officers participated in our 401(k) plan during fiscal year 2019.

Effective May 1, 2014, we adopted The Habit Restaurants, LLC Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan that covers our named executive officers and other eligible key employees and that is intended to aid in the attraction and retention of key employees by providing them with benefits upon retirement or death. The Deferred Compensation Plan permits eligible employees to defer a portion of their annual eligible base salary and bonus compensation, and provides for a discretionary Company matching credit equal to 50% of the first 3% of compensation so deferred. The Company may also credit additional amounts to a participant’s discretionary contribution account under the Deferred Compensation Plan. Company matching and any additional discretionary credits begin to vest at a rate of 20% per year after a participant has attained two years of service, as such term is defined in our 401(k) plan, and will vest automatically on a participant’s death or a change in control of the Company if the participant is employed on such date. Each of our named executive officers participated in, and received Company matching credits under, the Deferred Compensation Plan during fiscal year 2019.

Distributions of participant elective deferrals and Company matching credits, to the extent vested, under the Deferred Compensation Plan are generally made in a lump sum upon a participant’s separation from service, unless the participant has made an alternative election in accordance with plan terms. Employer discretionary credits, to the extent vested, are paid in five annual installments upon a participant’s separation from service. In the event of an unforeseeable emergency, a participant may petition for an immediate distribution from his or her deferral account under the plan.

Equity and Incentive Plans

Management Incentive Plan

Effective September 28, 2007, the board of managers of The Habit Restaurants, LLC adopted the Management Incentive Plan. The Management Incentive Plan provides for the grant of Class C units to selected employees and other persons providing services for The Habit Restaurants, LLC and its subsidiaries.

Immediately prior to the completion of our IPO, all of the outstanding vested and unvested Class C units in The Habit Restaurants, LLC were converted into an amount of vested and unvested The Habit Restaurants, LLC common units, respectively, in each case, based on our pre-IPO value. All common units of The Habit Restaurants, LLC outstanding under the Management Incentive Plan were vested as of December 31, 2019. The common units of The Habit Restaurants, LLC are entitled to receive distributions, if any, from The Habit Restaurants, LLC.

2014 Omnibus Incentive Plan

Our Board adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) in November 2014 and, following its adoption, all equity-based awards have been granted under the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan also permits the grant of cash bonuses. On April 23, 2019, our Board adopted The Habit Restaurants, Inc. Amended and Restated 2014 Omnibus Incentive Plan (the “A&R Omnibus Incentive Plan”) which required and received stockholder approval at our 2019 Annual Meeting of Stockholders. On April 23, 2019, our Board granted restricted stock units and options to purchase shares of our Class A common stock to our named executive officers under the A&R Omnibus Incentive Plan, the terms of which are described above under “2019 Equity Grants.”

Director Compensation

Individuals affiliated with KarpReilly who serve as members of our Board are not separately compensated for their services as a director, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services. Our other non-employee directors, Mr. Ira L. Zecher, Mr. A. William Allen III, Mr. Joseph J. Kadow and Ms. Karin Timpone, receive fees for service on our Board. Each non-employee director who is not affiliated with KarpReilly is entitled to an annual retainer fee of $40,000. Mr. Zecher is entitled to an additional annual fee of $10,000 for serving as Chair of our Audit Committee and an additional fee of $2,500 for serving as a member of our Nominating and Corporate Governance Committee. Mr. Allen is entitled to an additional annual fee of $7,500 for serving as Chair of our Compensation Committee and an additional fee of $5,000 for serving as a member of our Audit Committee. Mr. Kadow is entitled to an additional annual fee of $5,000 for serving as a member of our Audit Committee and an additional annual fee of $2,500 for serving as a member of our Nominating and Corporate Governance Committee. Ms. Timpone is entitled to an additional annual fee of $5,000 for serving as a member of our Compensation Committee and an additional annual fee of $2,500 for serving as a member of our Nominating and Corporate Governance Committee.

In addition, in connection with the pending Merger with Yum! Brands, the Board formed a special committee composed of Messrs. Kadow and Allen and Ms. Timpone for the purpose of reviewing the terms and conditions of the Merger Agreement and the pending Merger. The Board approved additional fees of $45,000 for Mr. Allen and Ms. Timpone, as members of the special committee, and an additional fee of $55,000 for Mr. Kadow, the chair of the special committee.

Each non-employee director who is not affiliated with KarpReilly is also entitled to receive an annual grant of restricted stock units with a grant date value of $50,000. The restricted stock units will vest in substantially equal installments over three years commencing on the date of grant, subject to continued service as a member of our Board through the applicable vesting date. Due to the timing of her commencement of service on our Board, and her initial equity grant in 2018, Ms. Timpone did not receive an annual grant of restricted stock units in 2019.

The following table provides information regarding the compensation of our non-employee directors for fiscal year 2019:

Name	Fees Earned ($)	Stock Awards ($)(2)	Total
Ira Zecher(1)	$52,500	$50,002	$102,502
A. William Allen III(1)	$97,500	$50,002	$147,502
Joseph J. Kadow(1)	$102,500	$50,002	$152,502
Karin Timpone	$92,500	$—	$92,500
Allan Karp and Christopher Reilly	$—	$—	$—

(1)

As of December 31, 2019, Messrs. Zecher and Allen each held an outstanding option to purchase 8,333 shares of Company common stock, and Mr. Kadow held an outstanding option to purchase 6,427 shares of Company common stock. These options were granted under the 2014 Omnibus Incentive Plan in fiscal year 2014 (for Messrs. Zecher and Allen) and 2015 (for Mr. Kadow) with an exercise price equal to $18.00 per share (for Messrs. Zecher and Allen) and $23.34 (for Mr. Kadow) and a three-year vesting period, subject to continued service as a member of our Board through the applicable vesting date.

(2)

The amounts reported represent the grant date fair value calculated under ASC Topic 718, disregarding the effects of estimated forfeitures, of restricted stock units granted in fiscal year 2019. The assumptions used in the valuation of share-based awards are set forth in Note 11 to our consolidated financial statements contained in this Annual Report for the year ended December 31, 2019. As of December 31, 2019, Messrs. Zecher, Allen and Kadow each held 8,155 restricted stock units and Ms. Timpone held 2,278 restricted stock units, all granted under the 2014 Omnibus Incentive Plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, in tabular format, as of December 31, 2019, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,078,450	$14.57	1,262,672
Equity compensation plans not approved by security holders	—	$—	—

(1)	Weighted average exercise price of outstanding options excludes restricted stock units.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 9, 2020 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each named executive officer, and all directors and executive officers as a group.

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

Because we have disclosed the ownership of shares of our Class B common stock and LLC Units of The Habit Restaurants, LLC (which will be exchangeable for Class A common stock), the shares of our Class A common stock corresponding to the LLC Units of The Habit Restaurants, LLC are not reflected in the table below.

	Class A Common Stock Beneficially Owned(1)		Combined Voting Power(2)
Name of Beneficial Owner	Number	%	%
Directors and Executive Officers
A. William Allen III	30,244	*	*
Russell W. Bendel(3)	227,697	1.1	3.6
Douglas Branigan	50,950	*	*
Ira Fils	158,885	*	1.6
Joseph J. Kadow	15,671	*	*
Allan Karp(4)	230,043	1.1	10.7
Christopher Reilly(4)	230,043	1.1	10.7
Anthony Serritella(3)	105,832	*	1.5
Peter Whitwell	62,268	*	*
John Phillips	34,824	*	*
Iwona Alter	19,925	*	*
Ira Zecher	12,577	*	*
Karin Timpone	1,139	*	*
All executive officers and directors as a group (13 persons)	950,055	4.3	17.7
5% Equityholders
Entities affiliated with KarpReilly, LLC(4)	230,043	1.1	10.7
Barclays PLC(5)	1,097,587	5.3	4.2
Renaissance Technologies, LLC(6)	1,613,700	7.8	6.2
The Vanguard Group(7)	1,008,132	4.8	3.9
BlackRock, Inc.(8)	1,485,031	7.1	5.7
Greenhouse Funds LLLP(9)	1,654,204	8.0	6.3
Dimensional Fund Advisors LP(10)	1,063,183	5.1	4.1
Polar Asset Management Partners Inc.(11)	1,089,503	5.2	4.2

	Class B Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	%
Directors and Executive Officers
A. William Allen III	—	—
Russell W. Bendel(3)	718,958	13.5
Douglas Branigan	—	—
Ira Fils	263,553	4.9
Joseph J. Kadow	—	—
Allan Karp(4)	2,554,681	47.9
Christopher Reilly(4)	2,554,681	47.9
Anthony Serritella(3)	276,576	5.2
Peter Whitwell	38,431	*
John Phillips(3)	34,373	*
Iwona Alter	—	—
Ira Zecher	—	—
Karin Timpone	—	—
All executive officers and directors as a group (13 persons)	3,886,572	72.9
5% Equityholders
Entities affiliated with KarpReilly, LLC(4)	2,554,681	47.9
Brent Reichard(12)	667,903	12.5
Entities affiliated with Reichard Bros. Enterprises, Inc.(12)	434,323	8.1

footnotes continued below

*	Indicates less than one percent.

(1)

Subject to the terms of the LLC Agreement, the LLC Units together with a corresponding number of shares of Class B common stock, which will be cancelled in the Exchange, are exchangeable for, generally, at the option of The Habit Restaurants, Inc., cash or shares of our Class A common stock on a one-for-one basis. Beneficial ownership of Class A common stock reflected in the table above does not reflect beneficial ownership of LLC Units (and corresponding shares of Class B common stock) for which such shares of Class A common stock may be exchanged.

(2)

Includes the voting power of each owner based on the voting power held through both the owners’ Class A common stock and Class B common stock. Represents percentage of voting power of the Class A common stock and Class B common stock of The Habit Restaurants, Inc. voting together as a single class. Each holder of LLC Units (other than The Habit Restaurants, Inc. and its wholly-owned subsidiaries) holds one corresponding share of Class B common stock for each LLC Unit held.

(3)

Mr. Bendel’s, Mr. Serritella’s and Mr. Phillips’ Class A and Class B shares in The Habit Restaurants, Inc. and their LLC Units are held in custodial accounts for the benefit of their immediate families, respectively.

(4)

Based on a Schedule 13G filed by KarpReilly GP, LLC (“KarpReilly GP”) on February 10, 2017. Shares of Class A common stock shown as beneficially owned by entities affiliated with KarpReilly include: (a) 1,977,129 shares of Class A common stock underlying an identical number of LLC Units and shares of Class B common stock held by KarpReilly Investments, LLC (“KR Investments”) ; (b) 7,438 shares of Class A common stock underlying an identical number of LLC Units and shares of Class B common stock held by KarpReilly HB Co-Invest, LLC (“KarpReilly HB”) ; (c) 4,520 shares of Class A common stock held by Habit Restaurant Co-Invest, LLC (“Co-Invest”); and (d) (i) 570,114 shares of Class A common stock underlying an identical number of LLC Units and shares of Class B common stock and (ii) 225,523 shares of Class A common stock, held by KarpReilly GP, LLC (“KarpReilly GP”). Messrs. Christopher Reilly and Allan Karp may be deemed the beneficial owners of all the securities held by the entities affiliated with KarpReilly, LLC, as hereinafter described. Messrs. Reilly and Karp, as the sole managers of KarpReilly GP, which is the managing member of KarpReilly HB and Co-Invest LLC, have sole voting and dispositive power over and may be deemed the beneficial owners of all of the securities of KarpReilly HB. Additionally, Messrs. Reilly and Karp, as the sole managers of KR Investments, have sole voting and dispositive power over and may be deemed the beneficial owners of all of the securities of KR Investments. Each of Messrs. Reilly and Karp disclaim ownership of such shares except to the extent of their respective pecuniary interests therein. The principal business address of KR Investments, KarpReilly HB, and Co-Invest LLC is c/o KarpReilly, LLC, 104 Field Point Road, Greenwich, CT 06830.

(5)	Based on a Schedule 13G filed by Barclays PLC on February 14, 2019. The business address of Barclays PLC is 1 Churchill Place, Canary Wharf, London X0 E14 5HP, United Kingdom.

(6)	Based on a Schedule 13G filed by Renaissance Technologies, LLC on February 13, 2020. The business address of Renaissance Technologies, LLC is 800 Third Avenue, New York, NY 10022.
(7)	Based on a Schedule 13G filed by The Vanguard Group on February 12, 2020. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(8)	Based on a Schedule 13G filed by BlackRock, Inc. on February 5, 2020. The business address of BlackRock, Inc. is 55 East 52 nd Street, New York, NY 10055.
(9)	Based on a Schedule 13G filed by Greenhouse Funds LLLP and its affiliates, on January 29, 2020. The business address of Greenhouse LLLP is 650 S. Exeter St. Suite 1080 Baltimore, MD 21202.
(10)	Based on a Schedule 13G filed by Dimensional Fund Advisors LP on February 12, 2020. The business address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(11)

Based on a Schedule 13G filed by Polar Asset Management Partners Inc. on February 13, 2020. The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(12)

Reichard Bros. Enterprises, Inc. (“RBE”) beneficially owns 434,323 LLC Units directly, as well as a corresponding amount of our Class B common stock. Additionally, Mr. Reichard, as president of RBE, may be deemed the beneficial owner of the 434,323 LLC Units beneficially owned by RBE in The Habit Restaurants, LLC directly, as well as a corresponding amount of our Class B common stock. Mr. Reichard further beneficially owns 233,490 LLC Units directly, as well as a corresponding amount of our Class B common stock. Additionally, Mr. Reichard may be deemed to beneficially own 90 LLC Units held in a custodial account for the benefit of the Reichard Family, as well as a corresponding amount of our Class B common stock. All such LLC Units may be exchanged, pursuant to exchange procedures detailed in the LLC Agreement, for cash or shares of Class A common stock of The Habit Restaurants, Inc., generally at the Company’s election.

Change in Control

On January 5, 2020, the Company entered into the Merger Agreement with Parent and Merger Sub, which may give rise to a change in control of the Company if consummated. For further discussion regarding the arrangements of the Merger Agreement, see Notes to Consolidated Financial Statements—Note 14—Subsequent Events in this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

General

The following is a description of transactions, since December 25, 2018, in which (a) we are a participant, (b) the amount involved exceeds $120,000 and (c) one or more of our executive officers, directors, or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest. We refer to these as “related person transactions.”

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

The Habit Restaurants, LLC Limited Liability Company Agreement

In connection with the recapitalization transactions, the LLC Agreement was amended and restated. As a result of the transactions in connection with the recapitalization and the IPO, The Habit Restaurants, Inc. holds interests directly and indirectly through its subsidiaries in The Habit Restaurants, LLC and is the sole managing member of The Habit Restaurants, LLC. Accordingly, The Habit Restaurants, Inc. operates and controls all of the business and affairs of The Habit Restaurants, LLC and, through The Habit Restaurants, LLC, conducts our business. Additionally, The Habit Restaurants, LLC reclassified its outstanding LLC Units as non-voting units. Notwithstanding the foregoing, The Habit Restaurants, LLC bears the costs of or reimburses The Habit Restaurants, Inc. for certain expenses incurred by The Habit Restaurants, Inc.

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

As a result of the potential differences in the amount of net taxable income allocable to us and to The Habit Restaurants, LLC’s other equity holders and potential differences in applicable tax rates, we receive tax distributions in excess of our tax liabilities and our payment obligations under the tax receivable agreement. We do not currently expect to pay any cash dividends on shares of our Class A common stock, and, to the extent we do not distribute such cash balances as dividends and instead retain such cash balances, The Habit Restaurants, LLC’s other equity holders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of shares of common stock following an exchange of their LLC Units of The Habit Restaurants, LLC pursuant to the LLC Agreement. See “—Exchange Procedures.”

Exchange Procedures

Pursuant to and subject to the terms of the LLC Agreement, the Continuing LLC Owners have the right to exchange their LLC Units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of The Habit Restaurants, Inc. (such determination to be made by the disinterested members of our Board), (i) shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) cash consideration (generally calculated based on the volume-weighted average price of the Class A common stock of The Habit Restaurants, Inc., as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of The Habit Restaurants, Inc. for the 15 trading days immediately prior to the delivery date of a notice of exchange). At any time that an effective registration statement is on file with the SEC with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent. As any Continuing LLC Owner exchanges its LLC Units, The Habit Restaurants, Inc.’s interest in The Habit Restaurants, LLC will increase. The LLC Agreement provides that a Continuing LLC Owner will not have the right to exchange LLC Units if, among other things, we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. These exchanges are expected to result in increases in the tax basis of the assets of The Habit Restaurants, LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that The Habit Restaurants, Inc. would otherwise be required to pay in the future. This tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. The Company amended its LLC Agreement in May 2016 and then again in March 2017, pursuant to which the Company now processes exchange requests once a month. The new exchange processing timeline became effective in May 2017. We may impose additional restrictions on exchange that we determine to be necessary or advisable to prevent The Habit Restaurants, LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. When a holder exchanges LLC Units and an equal number of shares of Class B common stock for shares of Class A common stock, because The Habit Restaurants, Inc. acquires additional LLC Units in connection with such exchange, the number of LLC Units held by The Habit Restaurants, Inc. will correspondingly increase, and such shares of Class B common stock will be cancelled.

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

It is our policy for our Board to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interest. We believe that we have executed all of the transactions set forth under the section entitled “Certain Relationships and Related Transactions and Director Independence” on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by the Audit Committee, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation, provides that our directors will not be liable for monetary damages for breach of fiduciary duty as a director.

Prior to the completion of our IPO, we entered into indemnification agreements with each of our then-serving directors. We have since entered into indemnification agreements with each new director who has joined our board of directors after completion of our IPO. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the General Corporation Law of the State of Delaware, subject to certain exceptions contained in those agreements. There is no pending litigation, other than the Merger Litigation as defined above, or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or officer.

Director Independence

Under the applicable listing requirements and rules of the Nasdaq Stock Market LLC, or Nasdaq, independent directors must compose a majority of our Board, subject to certain specified exceptions. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees must be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Board has reviewed the independence of our directors under the corporate governance standards of Nasdaq. Based on this review, the Board determined that each of Ms. Timpone and Messrs. Karp, Reilly, Zecher, Kadow and Allen is independent within the meaning of the corporate governance standards of Nasdaq. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14.	Principal Accountant Fees and Services

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all auditing services, internal control related services and permitted non-audit services (including the fees and terms thereof) to be performed by Moss Adams, subject to the de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee consistent with applicable law and listing standards, provided that the decisions of such Audit Committee member or members must be presented to the full Audit Committee at its next scheduled meeting.

Moss Adams served as our independent registered public accounting firm in 2019 and 2018. The following sets forth fees billed by Moss Adams for the audit of our annual financial statements and other services rendered:

	Fiscal Year Ended
	December 31,	December 25,
	2019	2018
Audit fees(1)	$551,845	$536,621
Audit related fees(2)	58,525	—
Total	$610,370	$536,621

(1)

Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Audit related fees include all costs associated with services provided by Moss Adams in connection with the filing of our Form S-8 with the SEC and work related to the pending Merger with Yum! Brands.

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

The Audit Committee pre-approved all services performed in 2019 and 2018.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1.	Our Consolidated Financial Statements and Notes thereto are set forth starting on page F-1 of this Annual Report.
2.	Financial Statement Schedule: The following financial statement schedules are set forth starting on page F-30 of this Annual Report:
Schedule I – Condensed Financial Information of the Registrant

All other financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page F-1 of this Annual Report.

3.	The exhibits listed on the following Exhibit Index are filed or incorporated by reference as part of this Annual Report.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of January 5, 2020, among The Habit Restaurants, Inc., YUM! Brands, Inc. and YEB Newco Inc.*	8-K	001-36749	January 6, 2020	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1	333-199394	November 10, 2014	3.1

3.2	Amended and Restated By-Laws	S-1	333-199394	November 10, 2014	3.2

4.1	Form of Class A Common Stock Certificate	S-1	333-199394	October 24, 2014	4.1

4.2	Form of Class B Common Stock Certificate	S-1	333-199394	October 24, 2014	4.2

4.3	Description of Registrant’s Securities					X

10.1	Fifth Amended and Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	S-1	333-202706	April 7, 2015	10.1

10.2	Tax Receivable Agreement	10-K	001-36749	March 12, 2015	10.2

10.3†	2014 Omnibus Incentive Plan	10-K	001-36749	March 3, 2016	10.3

10.4†	Form of Restricted Stock Award Agreement	8-K	001-36749	April 16, 2015	10.1

10.5†	Form of Non-Statutory Stock Option Award Agreement	8-K	001-36749	April 16, 2015	10.2

10.6	Promissory Note between The Habit Restaurants, LLC and California Bank & Trust, dated July 23, 2014	S-1	333-199394	November 5, 2014	10.4

10.7†	Management Incentive Plan	S-1	333-199394	October 24, 2014	10.5

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number		Filed Herewith
10.8	Amended and Restated Trademark and Intellectual Property License Agreement, dated July 31, 2007, by and between Habit Holding Company, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 16, 2014	10.7

10.9	First Amendment to Amended and Restated Trademark and Intellectual Property License Agreement, dated October 24, 2014, by and between The Habit Restaurants, LLC, Reichard Bros. Enterprises, Inc., Brent Reichard and Bruce Reichard	S-1	333-199394	October 24, 2014	10.7	(a)

10.10†	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Russell W. Bendel	8-K	001-36749	July 5, 2018	10.1

10.11†	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Ira Fils	8-K	001-36749	July 5, 2018	10.2

10.12†	Amended and Restated Employment Agreement, effective as of July 1, 2018, by and between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Anthony Serritella	8-K	001-36749	July 5, 2018	10.3

10.13†	Amended and Restated Employment Agreement, dated December 9, 2015, between The Habit Restaurants, LLC, The Habit Restaurants, Inc. and Peter Whitwell	10-K	001-36749	March 3, 2016	10.13

10.14†	Form of Indemnification Agreement	S-1	333-199394	November 5, 2014	10.11

10.15	Registration Rights Agreement	10-K	001-36749	March 12, 2015	10.15

10.16	Recapitalization Agreement	10-K	001-36749	March 12, 2015	10.16

10.17†	Form of Restricted Stock Unit Agreement under The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan	8-K	001-36749	April 15, 2016	10.1

10.18	Amendment No. 1 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	August 4, 2016	10.1

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.19	Amendment No. 2 to Fifth Amended & Restated Limited Liability Company Agreement of The Habit Restaurants, LLC	10-Q	001-36749	May 4, 2017	10.1

10.20	Loan and Security Agreement between The Habit Restaurants, LLC and Bank of the West, dated August 2, 2017	10-Q	001-36749	August 3, 2017	10.1

10.21†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan	10-K	001-36749	March 1, 2018	10.21

10.22	Tax Receivable Agreement Amendment, dated as of January 5, 2020, by and among The Habit Restaurants, Inc., Habit Restaurants, LLC, KarpReilly, LLC and certain unitholders of Habit Restaurants, LLC*	8-K	001-36749	January 6, 2020	10.1

10.23†	Severance Agreement, dated February 5, 2020, between Habit Employment, LP and Iwona Alter					X

10.24†	Offer letter, dated October 8, 2018, between Habit Employment, LP and Iwona Alter					X

21.1	List of Subsidiaries of the Registrant	S-1	333-199394	October 24, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

†	Management contract or compensatory plan.
ITEM 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Irvine, State of California, on March 12, 2020.

THE HABIT RESTAURANTS, INC.

By:	/s/ Russell W. Bendel
Russell W. Bendel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell W. Bendel Russell W. Bendel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020

/s/ Ira Fils Ira Fils	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 12, 2020

/s/ Christopher K. Reilly Christopher K. Reilly	Director	March 12, 2020

/s/ Allan W. Karp Allan W. Karp	Director	March 12, 2020

/s/ Ira L. Zecher Ira L. Zecher	Director	March 12, 2020

/s/ A. William Allen III A. William Allen III	Director	March 12, 2020

/s/ Joseph J. Kadow Joseph J. Kadow	Director	March 12, 2020

/s/ Karin Timpone Karin Timpone	Director	March 12, 2020

THE HABIT RESTAURANTS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Habit Restaurants, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Habit Restaurants, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and December 25, 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and December 25, 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

San Diego, California

March 12, 2020

We have served as the Company’s auditor since 2007.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 25,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$34,104	$24,519
Restricted cash	270	375
Accounts receivable	5,422	7,648
Inventory	2,186	2,019
Prepaid expenses and other current assets	7,489	3,383
Total current assets	49,471	37,944
Property and equipment, net	151,169	160,746
Operating lease right-of-use assets	163,980	—
Tradenames	12,500	12,500
Goodwill	9,967	9,967
Deposits and other assets, net	4,463	3,531
Deferred tax assets	86,678	87,918
Total long-term assets	428,757	274,662
Total assets	$478,228	$312,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,958	$15,034
Employee-related accruals	19,716	12,587
Accrued expenses	7,162	5,799
Income tax payable	—	104
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,215	552
Sales taxes payable	4,041	3,072
Operating lease liabilities, current portion	22,799	—
Deferred rent, current portion	—	1,884
Deferred franchise income, current portion	281	230
Total current liabilities	71,172	39,262
Operating lease liabilities, net of current portion	166,567	—
Deferred rent, net of current portion	—	20,598
Deemed landlord financing	—	19,804
Deferred franchise income, net of current portion	1,160	806
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	81,567	82,142
Total liabilities	320,466	162,612
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,779,567 shares issued and outstanding at December 31, 2019 and 20,667,718 shares issued and outstanding at December 25, 2018.	208	207
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,336,807 shares issued and outstanding at December 31, 2019 and 5,381,550 shares issued and outstanding at December 25, 2018.	53	54
Additional paid-in capital	120,366	117,053
Retained earnings	11,108	6,921
The Habit Restaurants, Inc. stockholders’ equity	131,735	124,235
Non-controlling interests	26,027	25,759
Total stockholders’ equity	157,762	149,994
Total liabilities and stockholders’ equity	$478,228	$312,606

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
(amounts in thousands except share and per share data)
Revenue	$466,059	$402,147	$331,386
Operating expenses
Restaurant operating costs (excluding depreciation and amortization)
Food and paper cost	138,831	119,543	101,683
Labor and related expenses	155,557	135,023	110,785
Occupancy and other operating expenses	91,996	72,858	56,796
General and administrative expenses	42,442	38,918	32,559
Transaction and exchange related expenses	269	130	494
Depreciation and amortization expense	27,863	24,490	18,761
Pre-opening costs	2,143	2,850	3,062
Asset impairment and restaurant closure charges	1,001	3,082	—
Loss on disposal of assets	210	97	81
Total operating expenses	460,312	396,991	324,221
Income from operations	5,747	5,156	7,165
Other (income) expense
Tax Receivable Agreement liability adjustment	372	1,555	(57,231)
Interest (income) expense, net	(263)	1,018	588
Income before income taxes	5,638	2,583	63,808
Provision (benefit) for income taxes	961	(1,057)	65,388
Net income (loss)	4,677	3,640	(1,580)
Less: net income attributable to non-controlling interests	(1,200)	(863)	(1,539)
Net income (loss) attributable to The Habit Restaurants, Inc.	$3,477	$2,777	$(3,119)
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock:
Basic	$0.17	$0.14	$(0.15)
Diluted	$0.17	$0.13	$(0.15)
Weighted average shares of Class A common stock outstanding:
Basic	20,736,551	20,538,637	20,285,780
Diluted	20,786,539	20,645,546	20,285,780

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock A		Common Stock B
(amounts in thousands except share data)	Shares	Amounts	Shares	Amounts	Additional Paid- in Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 27, 2016	20,178,937	$202	5,821,122	$58	$110,056	$7,263	$26,174	$143,753
Net income (loss)	—	—	—	—	—	(3,119)	1,539	(1,580)
Deferred tax assets	—	—	—	—	568	—	—	568
Tax distributions	—	—	—	—	—	—	(920)	(920)
Other distributions	—	—	—	—	—	—	(190)	(190)
Exchanges	169,216	2	(169,216)	(2)	—	—	—	—
Restricted stock units vested	30,299	—	—	—	—	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,013	—	(1,013)	—
Forfeiture of Class B common stock	—	—	(5,334)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,838	—	680	2,518
Stockholders’ equity at December 26, 2017	20,378,452	204	5,646,572	56	113,475	4,144	26,270	144,149
Net income	—	—	—	—	—	2,777	863	3,640
Deferred tax assets	—	—	—	—	(89)	—	—	(89)
Tax distributions	—	—	—	—	—	—	(288)	(288)
Other distributions	—	—	—	—	—	—	(132)	(132)
Exchanges	232,801	2	(232,801)	(2)	—	—	—	—
Restricted stock units vested	56,465	1	—	—	(1)	—	—	—
Non-controlling interests adjustment	—	—	—	—	1,484	—	(1,484)	—
Forfeiture of Class B common stock	—	—	(32,221)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,184	—	530	2,714
Stockholders’ equity at December 25, 2018	20,667,718	207	5,381,550	54	117,053	6,921	25,759	149,994
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	710	255	965
Net income	—	—	—	—	—	3,477	1,200	4,677
Deferred tax assets	—	—	—	—	(50)	—	—	(50)
Tax distributions	—	—	—	—	—	—	(862)	(862)
Other distributions	—	—	—	—	—	—	(104)	(104)
Exchanges	43,082	—	(43,082)	—	—	—	—	—
Restricted stock units vested, net of shares withheld for tax withholding	68,767	1	—	—	(191)	—	—	(190)
Non-controlling interests adjustment	—	—	—	—	459	—	(459)	—
Forfeiture of Class B common stock	—	—	(1,661)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,095	—	237	3,332
Stockholders’ equity at December 31, 2019	20,779,567	$208	5,336,807	$53	$120,366	$11,108	$26,027	$157,762

See notes to consolidated financial statements.

THE HABIT RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$4,677	$3,640	$(1,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	27,863	24,490	18,761
Amortization of financing fees	81	133	53
Stock-based compensation	3,332	2,714	2,518
Tax Receivable Agreement liability adjustment	372	1,555	(57,231)
Asset impairment and restaurant closure charges	131	3,082	—
Loss on disposal of assets	210	97	81
Deferred income taxes	961	(1,057)	65,388
Operating lease right-of-use assets	(14,217)	—	—
Operating lease liabilities	14,963	—	—
Deferred rent	—	(533)	485
Changes in assets and liabilities:
Accounts receivable	2,200	3,322	1,484
Inventory	(168)	(286)	(214)
Prepaid expenses	(4,102)	(1,538)	(190)
Deposits and other assets	(1,012)	(267)	(276)
Accounts payable	649	2,166	1,517
Employee-related accruals	7,129	5,123	1,104
Accrued expenses	1,395	(854)	1,272
Income taxes payable	(10)	(13)	(1)
Sales taxes payable	971	322	436
Net cash provided by operating activities	45,425	42,096	33,607
Cash flows from investing activities:
Purchase of property and equipment	(34,360)	(43,399)	(46,037)
Proceeds on sale of assets	—	—	12
Net cash used in investing activities	(34,360)	(43,399)	(46,025)
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(427)	(1,438)	(2,040)
Tax distributions to LLC members	(862)	(288)	(920)
Other distributions to LLC members	(104)	(132)	(190)
Payments on deemed landlord financing	—	(220)	(82)
Payments of tax withholding related to restricted stock vesting	(191)	—	—
Financing fees on long-term debt	(1)	(2)	(265)
Net cash used in financing activities	(1,585)	(2,080)	(3,497)
Net change in cash and cash equivalents	9,480	(3,383)	(15,915)
Cash and cash equivalents and restricted cash, beginning of period	24,894	28,277	44,192
Cash and cash equivalents and restricted cash, end of period	$34,374	$24,894	$28,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15	$1,120	$890
Cash paid for income taxes, net	$10	$13	$1
NON-CASH FINANCING
Deemed landlord financing	$—	$6,325	$7,746
Right-of-use assets obtained in exchange for operating lease liabilities	$33,283	$—	$—
Unpaid purchase of property and equipment	$3,295	$2,762	$4,063

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

During fiscal year 2019, 43,082 common units in The Habit Restaurants, LLC (“LLC Units”) were exchanged by the existing owners of The Habit Restaurants, LLC (the “Continuing LLC Owners”), for shares of Class A common stock, and a corresponding number of shares of Class B common stock were then cancelled in connection with such exchanges. In addition, during fiscal year 2019, 86,856 restricted stock units vested, of which 18,089 were withheld to satisfy tax withholding obligations, 1,661 LLC Units were forfeited; and a corresponding number of shares of Class B common stock were then cancelled in connection with the forfeitures. As a result of these exchanges, vesting of restricted stock units, withholdings for tax obligations and forfeitures, as of December 31, 2019, The Habit Restaurants, Inc. directly or indirectly held 20,779,567 LLC Units, representing a 79.6% economic interest in The Habit Restaurants, LLC, and continues to exercise exclusive control over the Habit Restaurants, LLC, as its sole managing member.

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

The Company is headquartered in Irvine, California, and managed and operated 241 fast casual restaurants as “The Habit Burger Grill” in California, Arizona, Utah, New Jersey, Florida, Maryland, Idaho, Virginia, North Carolina, South Carolina, Pennsylvania and Nevada and had a total workforce of 6,437 employees as of December 31, 2019. The restaurant’s menu includes charbroiled hamburgers, specialty sandwiches, fresh salads, shakes and malts.

Additionally, with the formation of Franchise, the Company began franchising its restaurant concept. Franchise’s future operations are dependent upon the success of the Company’s restaurant concept. The Company had seven licensing and seven franchise agreements as of the period ended December 31, 2019. The Company has seven licensed locations and 23 franchise locations as of December 31, 2019.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses a 52- or 53-week fiscal year ending on the last Tuesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. The 2019 fiscal year contained 53 weeks, while all other years presented contain 52 weeks. Fiscal years 2019, 2018 and 2017 ended on December 31, 2019, December 25, 2018 and December 26, 2017.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company, The Habit Restaurants, LLC and Franchise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company had no operations prior to the IPO, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, the principal assets of which are equity interests in The Habit Restaurants, LLC (such interests collectively representing, as of December 31, 2019, a less than 20% interest in The Habit Restaurants, LLC) and (iii) the preparation of the IPO registration statement.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of property and equipment, workers’ compensation insurance reserves, stock-based compensation expense, income tax receivable liabilities and lease liabilities which are determined based on the present value of the minimum rental payments using the Company’s incremental borrowing rate in effect at the time of lease commencement.

Reclassifications—Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net income or earnings per share.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 31, 2019 and December 25, 2018, the Company maintained approximately $9.7 million and $9.5 million, respectively, of its day-to-day operating cash balances with a major financial institution, of which $0.3 million and $0.4 million, respectively, represents restricted cash in an impound account for franchisees developing in states that require segregation of fees paid for stores not opened. At December 31, 2019 and December 25, 2018, the Company maintained approximately $0.4 million and $0.3 million, respectively, at the restaurant level for operating purposes. The remaining $24.3 million and $15.1 million at December 31, 2019 and December 25, 2018, respectively, was invested with a major financial institution and consisted entirely of U.S. Treasury instruments with a maturity of two months or less at the date of purchase. At December 31, 2019 and December 25, 2018 and at various times during the periods then ended, cash and cash equivalents balances were in excess of Federal Depository Insurance Corporation insured limits. While the Company monitors the cash balances in its operating accounts on a daily basis and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Purchasing Concentration—The Company had four distributors covering different markets in fiscal year 2019. One of those distributors accounted for 45% of purchases for the fiscal year 2019. This vendor represented approximately 60% of accounts payable at December 31, 2019. That vendor accounted for 39% of purchases and 59% of accounts payable for the year ended December 25, 2018.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets are not amortized but tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. For purposes of applying ASC 350, management has determined that the Company has one reporting unit for the analysis. As of September of 2011, the Financial Accounting Standards Board issued an amendment of the FASB Accounting Standards Codification 350 that has been coined the ASC 350 Impairment Analysis – “Step 0.” Step 0 allows for an entity to first assess qualitative factors to determine whether it is necessary to perform further analysis. If determined necessary after the qualitative test, the Company would assess if the carrying amount exceeds the reporting unit’s fair value and the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Accordingly, the Company has not recorded any impairment charges related to goodwill.

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

Impairment of Long-lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related assets to its estimated fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review for fiscal year 2019, the Company does not believe that any indicators of impairment of its long-lived assets has occurred and accordingly no such write-downs have been recorded. The Company recorded a non-cash impairment charge of $3.1 million in fiscal year 2018 for three restaurants in the Orlando, Florida market.

Restaurant Closure Charges—During fiscal year 2019, the Company closed three restaurants in the Orlando, Florida market, all of which were previously impaired during fiscal year 2018, and also decided not to move forward with the development of two restaurants. The Company recorded restaurant closure charges of $1.0 million during fiscal year 2019. Restaurant closure charges consist primarily of lease termination costs, rent expense related to closed restaurants, severance and other direct costs related to closed restaurants.

Leases and Tenant Improvement Allowances— In fiscal year 2019 we adopted ASC 842 Leases which required lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. Operating lease ROU assets and liabilities are recognized on our consolidated balance sheet at commencement date, which is the date we gain access to the property. The lease liability is determined based on the present value of the minimum rental payments using our incremental borrowing rate in effect at the time of lease commencement. The ROU asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line bases over the lease term.  Certain leases require contingent rent above the minimum lease payments based on a percentage of sales, these contingent amounts are excluded in determining the lease liability and ROU asset and are accounted for as period expense. The option periods are not included in the determination of the lease liability and ROU asset as we are not reasonably certain if we will extend at the time of lease commencement. Lease expenses for the period prior to the restaurant opening are reported as pre-opening expense in the consolidated statements of operations.

Lease expenses for the period after a restaurant opens are reported on the occupancy and other operating expenses line of the consolidated statements of operations.

Asset Retirement Obligations (AROs)—The Company has AROs arising from contractual obligations under certain leases to perform certain asset retirement activities at the time that certain leasehold improvements are disposed of. At the inception of a lease with such conditions, the Company records an AROs liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The Company’s AROs is $0.2 million and $0.2 million at December 31, 2019 and December 25, 2018, respectively.

Self-insurance Program—Beginning in fiscal year 2018, the Company began a modified self-insurance workers’ compensation program. In order to minimize the exposure under the self-insurance program, the Company purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the program are accrued based on the Company’s estimate of the expected liability for both claims incurred and incurred but not reported basis. The accruals for the modified self-insurance program involve certain management judgments and assumptions regarding the frequency and severity of claims, recent historical patterns of claim development, independent actuarial assessments, and the Company’s experience with claim-reserve management and settlement practices. These accruals are included in employee-related accruals in the accompanying condensed consolidated balance sheet. As of December 31, 2019 and December 25, 2018, the accruals related to the self-insurance workers’ compensation program were $5.5 million and $3.1 million, respectively. The Company’s actual losses may be significantly different than the estimates currently recorded.

Revenue Recognition—The Company recognizes revenue when products are delivered to the customers or meals are served. Revenue recognized excludes sales taxes.

Franchise/License Fee Revenue—Franchise/license fee revenue consists of fees charged to franchise/license owners who enter into a franchise/license agreement with the Company. Initial franchise/license fees are recognized as revenue as the performance obligations of the contract are satisfied. The Company has identified separate performance obligations over the term of the contract and recognizes revenue as those performance obligations are satisfied. These performance obligations include rights to use trademarks and intellectual property, initial training and other operational support visits. There was franchise/license fee revenue of $0.1 million, $0.2 million and $0.1 million recognized in fiscal years 2019, 2018 and 2017, respectively.

Royalty Revenue—Royalty revenue represents royalties earned from each of the franchisees in accordance with the financial disclosure document and the franchise agreement for use of the “The Habit Burger Grill” name, menus, processes, and procedures. The royalty rate in the franchise agreement is typically 5% of the gross sales of each restaurant operated by each franchisee. Such revenue is recognized when earned and is payable to the Company monthly before the sixth business day of the subsequent month. There was royalty revenue of $2.0 million, $1.5 million and $0.9 million recognized in fiscal years 2019, 2018 and 2017, respectively.

Franchise Area Development Fees—The Company receives area development fees from franchisees and licensees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or, in certain circumstances, the fees are applied to satisfy other obligations of the franchisee or licensee. In the event of a termination of a franchise/license agreement these fees may be recognized as revenue at the time of termination. There were franchise area development fees of $0.4 million, $1.2 million and $0.1 million recognized in fiscal years 2019, 2018 and 2017, respectively. Included in fiscal year 2019 is $0.3 million related to the termination of two agreements in fiscal year 2019 and included in fiscal year 2018 amount is $1.1 million related to the termination of two franchise agreements in fiscal year 2018.

Sales Tax—Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore is excluded from net revenue in the consolidated statements of operations. This obligation is included in sales taxes payable until the taxes are remitted to the appropriate taxing authorities.

Gift Cards—Revenue related to the sale of gift cards is deferred until the gift card is redeemed. Outstanding gift cards are tracked by a third-party administrator. The balance of unredeemed gift cards was $2.2 million and $2.1 million at December 31, 2019 and December 25, 2018, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A certain amount of gift cards will not be redeemed and may become breakage income or may need to be remitted to the various states. To date, the Company has not recognized breakage income of gift cards or remitted any amounts to the various states.

Advertising Costs—Advertising and promotional costs are expensed as incurred. Advertising and promotions expense totaled $4.7 million, $3.6 million and $3.2 million for the fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively, and is included in occupancy and other operating expenses, pre-opening costs and general and administrative expenses in the consolidated statements of operations.

Pre-opening Costs—Pre-opening costs are costs incurred in connection with the hiring and training of personnel, as well as occupancy, which can include the amortization of lease expenses, and other operating expenses during the build-out period of new restaurant openings. Pre-opening costs are expensed as incurred.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and required disclosures. The Company has no uncertain tax liabilities at December 31, 2019. In the future, if an uncertain tax position arises, interest and penalties will be accrued and included on the provision for income taxes line of the Statements of Consolidated Income. The Company files tax returns in the U.S. federal and state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three to four years from the filing of a tax return.

Non-controlling Interest—The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss before income taxes attributable to the economic interest in the Company’s subsidiary, The Habit Restaurants, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Units owned by such unit holders. As of December 31, 2019 and December 25, 2018, the non-controlling interest was 20.4% and  20.7%, respectively.

Management Incentive Plans—Prior to the completion of the Company’s IPO, the board of directors adopted The Habit Restaurants, Inc. 2014 Omnibus Incentive Plan which was amended and restated in April 2019. The provisions to this plan are detailed in Note 11-Management Incentive Plans. The Habit Restaurants, LLC maintained a management incentive plan that provided for the grant of Class C units. Class C units were intended to be “profits interests” for U.S. federal income tax purposes. The Class C units participated in distributions and, if vested, could have been converted to Class A units. Because of the ability of the Class C Unit-holder to convert his or her Class C units to Class A units, the Class C units were accounted for as equity classified awards.

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

Earnings Per Share—Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to the Habit Restaurants, Inc. by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee stock-based awards. The following table sets forth the calculation of basic and diluted earnings per share for fiscal years 2019, 2018 and 2017:

	Fiscal Years Ended
	December 31,	December 25,	December 26,
(amounts in thousands, except share and per share data)	2019	2018	2017
Numerator:
Net income (loss) attributable to controlling and non-controlling interests	$4,677	$3,640	$(1,580)
Less: net income attributable to non-controlling interests	$(1,200)	$(863)	$(1,539)
Net income (loss) attributable to The Habit Restaurants, Inc.	$3,477	$2,777	$(3,119)

Denominator:
Weighted average shares of Class A common stock outstanding
Basic	20,736,551	20,538,637	20,285,780
Diluted	20,786,539	20,645,546	20,285,780
Net income (loss) attributable to The Habit Restaurants, Inc. per share Class A common stock
Basic	$0.17	$0.14	$(0.15)
Diluted	$0.17	$0.13	$(0.15)
Below is a reconciliation of basic and diluted share counts
Basic	20,736,551	20,538,637	20,285,780
Dilutive effect of stock options and restricted stock units	49,988	106,909	—
Diluted	20,786,539	20,645,546	20,285,780

Diluted earnings per share of Class A common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A common stock related to these common stock equivalents is calculated using the if-converted method. The potential impact of the exchange of the 5,336,807 LLC Units on the diluted EPS had no impact and were therefore excluded from the calculation.

As of December 31, 2019, there were 3,525,275 options authorized under our Amended and Restated 2014 Omnibus Incentive Plan of which 2,536,077, 1,950,726, and 1,296,513 had been granted as of December 31, 2019, December 25, 2018 and December 26, 2017, respectively. The number of dilutive shares of Class A common stock related to these options was calculated using the treasury stock method and 1,689,884, 5,576 and 56,782 shares have been excluded from the diluted EPS for fiscal years 2019, 2018 and 2017, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements— In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the standard on January 1, 2020.

We do not expect the adoption of ASU 2018-15 to result in a material change to our consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its consolidated financial statements.

Recently Adopted Accounting Pronouncements— In February 2016, the FASB issued ASU No. 2016-02 Leases, which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with an expected term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted this ASU in the beginning of the first quarter of fiscal year 2019 and used the cumulative-effect transition method. The Company elected the available practical expedient options which allows an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases.

Upon transition, the Company recorded an increase to opening equity of $1.0 million, net of tax, of which $0.7 million was recognized in retained earnings and $0.3 million in non-controlling interests, with a corresponding decrease of $18.6 million in property and equipment, net, a decrease in deemed landlord financing of $19.8 million and a decrease of $0.2 million in deferred tax assets, related to the derecognition of the buildings that the Company had determined that it was the accounting owner of under build to suit lease guidance contained in ASC 840 Leases. The leases where the Company had previously determined that it was the accounting owner are now accounted for as operating leases under the new standard which will result in an increase in occupancy and other operating expenses and a decrease in depreciation and amortization expense and interest expense, net on its consolidated statement of operations. The new standard will not have a material impact on the Company’s consolidated statement of operations for its existing operating leases. In addition, upon transition, the Company also recognized $174.4 million for operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates based on the Company’s borrowing rate as of the effective date and $149.8 million for right-of-use assets based upon the lease liabilities adjusted for deferred rent and lease incentives balances of $24.6 million at adoption. See Note 8—Leases for additional information.

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

The non-controlling interests represents the portion of earnings or loss attributable to the economic interest held by the non-controlling Continuing LLC Owners. Prior to the completion of the IPO, all earnings or losses were attributed to the Continuing LLC Owners. The non-controlling interests upon the completion of the IPO was 65.5%. Upon completion of the follow-on offering in April 2015, the non-controlling interests portion was 47.1%. The non-controlling interests portion changes as Continuing LLC Owners exchange their LLC Units, together with a corresponding number of shares of Class B common stock, for Class A common stock. The non-controlling interests on the consolidated balance sheet were adjusted to reflect the non-controlling interests portion as of December 31, 2019 and December 25, 2018, which was 20.4% and 20.7%, respectively. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal years 2019 2018 was $0.5 million and $1.5 million, respectively. Net income attributable to non-controlling interests is calculated based on the non-controlling interests ownership percentage in effect at that time.  The table below represents the weighted average non-controlling interests for the periods presented (dollar amounts in thousands):

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
Income before income taxes of The Habit Restaurants, LLC and its subsidiaries	$5,861	$4,067	$6,609
Weighted average non-controlling interests ownership percentage	20.5%	21.2%	23.3%
Net income attributable to non-controlling interests	$1,200	$863	$1,539

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

The fair values of the Company’s investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the investments in marketable securities at December 31, 2019 and December 25, 2018 was approximately $24.3 million and $15.1 million, respectively, and the Company classified such investments as Level 1. These investments consist entirely of U.S. Treasury instruments with a maturity of two months or less at the date of purchase and the interest income received from these instruments is included in interest expense, net in the consolidated statements of operations. These amounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following: (amounts in thousands)

	Fiscal Year Ended
	December 31,	December 25,
	2019	2018
Leasehold improvements	$139,749	$120,890
Equipment	83,406	68,532
Furniture and fixtures	30,966	28,487
Buildings under deemed landlord financing	—	19,566
Smallwares	2,540	2,260
Vehicles	2,462	2,392
Construction in progress	7,279	8,370
	266,402	250,497
Less: Accumulated depreciation and amortization	(115,233)	(89,751)
	$151,169	$160,746

Depreciation and amortization expenses were $27.9 million, $24.5 million and $18.8 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively.

As a result of the application of build-to-suit lease guidance contained in ASC 840-40-55, the Company had determined that it is the accounting owner of a total of 31 buildings under deemed landlord financing as of December 25, 2018, and they are included in the Company’s property and equipment. Included in the buildings under deemed landlord financing is the estimated construction costs of the landlord for the shell building. The Company has determined that these locations will be accounted for as operating leases under ASC 842 Leases, and these amounts were derecognized with the adoption of ASC 842 at the beginning of the first quarter of fiscal year 2019. See Note 8—Leases for additional information.

We capitalize internal payroll, payroll related and other costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and other costs related to the new restaurants were $1.5 million, $1.9 million and $2.0 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively.

Note 6—Income Taxes

The Habit Restaurants, Inc. is subject to U.S. federal and state income taxation on its allocable portion of the income of The Habit Restaurants, LLC. The “Provision for income taxes” in the accompanying consolidated statements of operations for fiscal years ended December 31, 2019, December 25, 2018, and December 26, 2017 is based on an estimate of the Company’s annualized effective income tax rate. The Habit Restaurants, LLC operates as a limited liability company which is not itself subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interests are subject to tax when reported as a component of the non-controlling interests’ taxable income.

As a result of the recapitalization and the IPO that occurred in fiscal year 2014, the portion of The Habit Restaurants, LLC’s income attributable to The Habit Restaurants Inc. is now subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates. The income tax provision reflects a tax rate of 17.0%, (40.9)% and 102.5% for fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively. The effective tax rate varies significantly from the federal statutory rate due to the income attributable to the non-controlling interests which is not taxed at the entity level. The change in tax rate for fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017 is a result of the changes in annual taxable income and related state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), and the deferred remeasurement for tax reform rate change in 2017. The income tax provision would reflect an effective tax rate of 28.8%, 28.8% and 42.5% for fiscal years ended December 31, 2019, December 25,

2018 and December 26, 2017, respectively, if all of the income was taxed at Habit Restaurants, Inc. and the impact of non-recurring and discrete items and the non-controlling interests was disregarded.

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is all domestic and is as follows (in thousands):

	Fiscal Year Ended
	2019	2018	2017
Income before provision for income taxes	$5,638	$2,583	$63,808

Components of the provision for income taxes consist of the following (in thousands):

	Fiscal Year Ended
	2019	2018	2017
Current
Federal	$—	$—	$—
State and local	5	13	8
Total current expense	$5	$13	$8
Deferred expense
Federal	$1,075	$850	$58,778
State and local	(119)	(1,920)	6,602
Total deferred expense	$956	$(1,070)	$65,380
Provision (benefit) for income taxes	$961	$(1,057)	$65,388

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

A reconciliation of the U.S. statutory income tax rate to The Habit Restaurants, Inc. effective tax rate is as follows:

	Fiscal Year Ended
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
State and local taxes, net of federal effect	4.3%	4.7%	4.8%
Permanent differences	1.0%	4.1%	0.4%
Shortfall from restricted stock units	1.5%	5.8%	0.2%
Remeasurement of deferred tax assets in connection with federal rate changes	—	—	(6.8)%
Remeasurement of deferred tax assets in connection with state rate changes	(5.3)%	(66.4)%	5.7%
Hiring credits	(0.8)%	(3.2)%	(0.1)%
Remeasurement of deferred tax assets in connection with the enactment of the Tax Cuts and Jobs Act	—	—	75.9%
Remeasurement of liabilities under Tax Receivable Agreement with the enactment of the Tax Cuts and Jobs Act	—	—	(11.8)%
Income passed through to non-controlling interests	(4.7)%	(6.9)%	(0.8)%
Effective tax rate	17.0%	(40.9)%	102.5%

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

These temporary differences result in taxable or deductible amounts in future years. Details of The Habit Restaurants, Inc. deferred tax assets and liabilities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 31, 2019	December 25, 2018
Deferred tax assets
Deferred income	$2,440	$2,417
Deferred lease liability	41,460	1,874
Tax Receivable Agreement - imputed interest	5,022	4,999
Tax goodwill and intangibles	68,568	73,243
Net operating losses	15,146	11,792
Other	3,108	4,653
Total deferred tax assets	135,744	98,978
Deferred tax liabilities
Property and equipment	(11,939)	(10,149)
Prepaids	(300)	(163)
Lease right-of-use assets	(35,902)	—
Other	(925)	(748)
Total deferred tax liabilities	(49,066)	(11,060)
Net deferred tax assets	$86,678	$87,918

The net decrease in deferred tax assets was primarily due to an increase in the tax basis of certain assets resulting from The Habit Restaurants, Inc.’s investment in The Habit Restaurants, LLC. The Habit Restaurants, Inc.’s acquisitions of interests in The Habit Restaurants, LLC (including transactions treated as “sales or exchanges” for U.S. federal income tax purposes) from the Continuing LLC Owners for shares of our Class A common stock or cash resulted in favorable tax attributes for The Habit Restaurants, Inc. In connection with the IPO, we entered into a TRA. Under the TRA, we generally will be required to pay to the Continuing LLC Owners 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with us of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. The tax effects of the increase in tax attributes that were created as a result of the secondary offering and the exchanges are included in the table of deferred tax assets and liabilities. The amount payable to the Continuing LLC Owners under the TRA is disclosed on the accompanying consolidated balance sheets. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of The Habit Restaurants, Inc.’s proportionate share of the net assets of The Habit Restaurants, LLC. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

As of December 31, 2019, the Company had federal, California and other state net operating loss carry forwards of $61.2 million, $26.6 million, and $8.7 million, respectively. The federal net operating loss carry forwards will begin to expire in 2032 and the California and other states net operating loss carry forwards will begin to expire in 2036.

Included in the balance of unrecognized tax benefits as of December 31, 2019 and December 25, 2018 are $0 and $103,000, respectively, of tax benefits, which if recognized, would affect the effective tax rate. The change in the balance of unrecognized tax benefits for fiscal year 2019 was due to statute expiration. The Habit Restaurants, Inc. recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2019 and December 25, 2018 as the Company believes the amounts would be immaterial.

The Habit Restaurants, Inc. does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months of the reporting date.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Habit Restaurants, Inc. will file its Federal income tax return by October 15, 2020. The Habit Restaurants, LLC is not subject to federal income taxes as it is a flow-through entity. With respect to U.S. federal and state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for three to four years after filing of a tax return.

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

The TRA provides that (i) in the event that the Company materially breaches the TRA, (ii) if, at any time, the Company elects an early termination of the TRA, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, the Company’s (or our successor’s) obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that the Company would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The Company’s payment obligations under the TRA with respect to interests in The Habit Restaurants, LLC treated as sold for U.S. federal income tax purposes to the Company in connection with the IPO are calculated based on the IPO price of our Class A common stock net of underwriting discounts. The TRA was amended January 5, 2020 in connection with the Merger Agreement (as defined below), with the parties agreeing that the consummation of the transactions contemplated by the Merger Agreement will give rise to a Change in Control as defined in the TRA, furthermore, the TRA shall be terminated in its entirety upon payment of the Early Termination Payment.

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

Payments under the TRA are intended to be treated as additional consideration for the applicable interests in The Habit Restaurants, LLC treated as sold or exchanged (as determined for U.S. federal income tax purposes) to or with the Company, except with respect to certain actual or imputed interest amounts payable under the TRA. In December 2019, the Company made TRA payments, including accrued interest, of $0.4 million to related parties.

As of December 31, 2019, the Company recorded a liability of $82.8 million, representing the payments due to the Continuing LLC Owners under the TRA. As of December 31, 2019, $1.2 million of the liability is classified as a current liability.

As part of the TRA, there are adjustments associated with revisions to the expected TRA liability as a result of updated estimated future tax savings at the federal, state and local level. The amounts of these adjustments were $0.4 million in fiscal year 2019 and $1.6 million in fiscal year 2018 and are reflected in the consolidated statements of operations. The amounts of these adjustments resulted in other income of $57.2 million for fiscal year 2017 and are reflected in the consolidated statements of operations. This adjustment was primarily attributed to the U.S. corporate income tax rate effective in 2018 under the Tax Cuts and Jobs Act.

In addition, from time to time we may have adjustments to deferred tax assets as a result of changes in the tax basis associated with the TRA. The amounts of these changes are reflected in the consolidated statements of stockholders’ equity. The amount recorded in equity for fiscal year 2019 due to changes of the deferred tax assets associated with the tax basis increase was $0.1 million.

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

Note 7—Long-Term Debt

On August 2, 2017, The Habit Restaurants, LLC executed a $20 million credit facility with Bank of the West (the “Credit Facility”) with a maturity date of August 2, 2019. In October 2018 and September 2019, the Company extended the maturity date on the Credit Facility to August 1, 2020 and August 1, 2021, respectively. All borrowings under the Credit Facility will bear interest at a variable rate based upon LIBOR plus the applicable margin for LIBOR loans (as defined in the Credit Facility). The Credit Facility has no unused commitment fees. As part of the initial execution of the Credit Facility, the Company incurred $0.3 million in deferred financing fees that will be amortized over the length of the agreement. That amortization expense is included in interest expense, net on the accompanying consolidated statements of operations. As of December 31, 2019, The Habit Restaurants, LLC

had no borrowings outstanding against the Credit Facility. Interest related to the Credit Facility, if applicable, is due monthly.

The Credit Facility is secured by substantially all the assets of The Habit Restaurants, LLC, and the Company is required to comply with certain financial covenants therein. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a maximum lease adjusted leverage ratio of 4.00 to 1.00 and a minimum EBITDA of $21.4 million for the twelve-month period then ended at the end of each fiscal quarter. As of December 31, 2019, The Company and The Habit Restaurants, LLC were in compliance with all covenants.

Interest expense for the Credit Facility and prior credit facilities amounted to $0.1 million, $0.2 million and $0.1 million for fiscal year ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively, and consisted of amortization of deferred financing fees and unused commitment fees from the prior credit facility.

On January 4, 2018 the Company executed an irrevocable standby letter of credit for $1.5 million related to the Company’s self-insured workers’ compensation coverage. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2018, the Company increased its irrevocable standby letter of credit to $3.25 million. The increased standby letter of credit expires on January 5, 2021. In conjunction with the renewal of the Company’s self-insured workers’ compensation coverage in October 2019, the Company executed an additional standby letter of credit for $1.4 million which expires on October 31, 2020. These letters of credit are a reduction of the borrowing capacity or our Credit Facility.

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

The following table represents the lease costs for fiscal year 2019 (amounts in thousands):

Fiscal year ended
December 31,
2019
Operating lease cost	27,555
Contingent rent	999
Total lease cost	$28,554

Supplemental cash flow information related to leases (amounts in thousands):

Fiscal year ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,663

Supplemental balance sheet information related to leases:

Fiscal year ended
December 31,
2019
Weighted Average Remaining Lease Term
Operating leases	8.5
Weighted Average Discount Rate
Operating leases	4.6%

Maturities of lease liabilities (amounts in thousands):

Fiscal year end	Operating Leases
2020	$31,087
2021	31,093
2022	29,723
2023	28,180
2024	25,730
2025 and thereafter	85,641
Total lease payments	231,454
Less: imputed interest	(42,088)
Lease liabilities as of December 31, 2019	$189,366

As of December 31, 2019, we have additional leases that have not yet commenced of $34.1 million that are expected to commence during fiscal year 2020 and fiscal year 2021 with lease terms ranging from 10 to 15 years

Note 9—Commitments and Contingencies

Future commitments—The Company’s growth strategy includes new restaurant openings during fiscal year 2020 and beyond. In connection with the build out of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs. As of December 31, 2019, the Company had approximately $3.0 million in such commitments related to new restaurants.

Litigation—The Company is involved in various claims and legal actions that arise in the ordinary course of business. The Company and its directors have been named as defendants in a complaint filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws in connection with the Merger. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources. A significant increase in the number of litigated claims or an increase in amounts owing under successfully litigated claims could materially adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Note 10—Employee Benefit Plan

The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). Certain employees are eligible to participate in the 401k Plan after completing one year of service and reaching the age of 21. The 401k Plan permits eligible employees to make contributions up to specified percentages of their compensation. The Company made discretionary matching contributions totaling approximately $0.2 million, $0.1 million and $0.1 million for the fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively.

The Company also maintains a nonqualified deferred compensation plan. It allows eligible employees, including our executive officers, to defer a portion of their compensation. The Company made discretionary matching contributions totaling approximately $0.1 million, $0.1 million and $0.1 million for the fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively.

Note 11—Management Incentive Plans

Stock-based compensation is included in general and administrative expenses on the accompanying consolidated statements of operations. The stock-based compensation expense related to the Amended and Restated 2014 Omnibus Incentive Plan and to units issued under The Habit Restaurants, LLC Management Incentive Plan is summarized in the table below for the periods indicated: (in thousands)

	December 31,	December 25,	December 26,
	2019	2018	2017
Stock-based compensation expense	$3,332	$2,714	$2,518

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

Non-Qualified Stock Options:

The following table sets forth information about the fair value of the non-qualified stock option grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such a grant:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 27, 2016	491,440	$22.69	9.1	$—
Granted	485,491	$16.13
Forfeited	(15,263)	$20.99
Exercised	—
Outstanding and expected to vest at December 26, 2017	961,668	$19.41	8.6	$—
Granted	479,000	$9.41
Forfeited	(124,834)	$17.65
Exercised	—
Outstanding and expected to vest at December 25, 2018	1,315,834	$15.71	8.2	$—
Granted	407,000	$10.09
Forfeited	(56,105)	$13.91
Exercised	—
Outstanding and expected to vest at December 31, 2019	1,666,729	$14.57	7.7	$674,435

Exercisable at December 31, 2019	535,972	$18.95	6.7	$106,074

	Fiscal Year Ended
Disclosure Information	2019	2018	2017
Weighted average fair value of options granted	$2.96	$3.03	$4.30
Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest rate	2.31%	2.73%	1.92%
Weighted average volatility	25.1%	28.6%	28.8%
Forfeiture rate	6.7%	6.0%	4.4%
Expected term (years)	6.0	5.6	5.5

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted during 2019 was based on a representative peer group within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the fair value of the underlying common stock as of December 31, 2019, December 25, 2018 and December 26, 2017 and multiplying this result by the related number of options outstanding and expected to vest at December 31, 2019, December 25, 2018 and December 26, 2017 and exercisable at December 31, 2019. The fair values of the common stock used in the above calculations were $10.43 per share, $10.09 per share and $9.50 per share, the closing prices of the Company’s common stock on December 31, 2019, December 24, 2018 and December 26, 2017, respectively, the last trading day of each fiscal year.

There was approximately $2.9 million of total unrecognized compensation costs related to options granted under the Plan as of December 31, 2019. That cost is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units:

A summary of stock-based compensation activity related to restricted stock units for fiscal years 2019, 2018 and 2017 is as follows:

	Units	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning Balance at December 27, 2016	145,047	$22.38	2.2	$2,589,089
Granted	140,911	$15.81
Forfeited	(5,107)	$19.21
Vested	(30,299)	$23.08
Outstanding and expected to vest at December 26, 2017	250,552	$18.66	2.0	$2,380,244
Granted	175,213	$9.72
Forfeited	(30,067)	$17.13
Vested	(56,465)	$19.52
Outstanding and expected to vest at December 25, 2018	339,233	$14.04	1.9	$3,422,861
Granted	178,351	$10.18
Forfeited	(19,007)	$12.47
Vested	(86,856)	$15.46
Outstanding and expected to vest at December 31, 2019	411,721	$12.14	1.6	$4,294,250

The aggregate intrinsic value in the table above is obtained by multiplying the related number of units outstanding and expected to vest at December 31, 2019, December 25, 2018 and December 26, 2017, by the estimated fair value of the common stock as of December 31, 2019, December 25, 2018 and December 26, 2017. The estimated fair value of the common stock as of December 31, 2019, December 25, 2018 and December 26, 2017 used in the above calculation was $10.43, $10.09 and $9.50, the closing prices of the Company’s common stock on December 31, 2019, December 24, 2018 and December 26, 2017, respectively, the last trading day of the fiscal year.

As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.3 million. That cost is expected to be recognized over a weighted average period of 2.8 years.

The Habit Restaurants, LLC Management Incentive Plan

In connection with the IPO, the Company converted all of the outstanding vested and unvested Class C units into an equivalent amount of vested and unvested LLC Units of The Habit Restaurants, LLC, respectively. As of December 31, 2019, there was no unrecognized stock-based compensation expense related to these units.

Note 12—Membership Units

The Habit Restaurants, LLC’s ownership structure prior to our recapitalization allowed for four classes of members: Class A members, Class B members, Class C members, and Class D members. Class C units could only have been issued under The Habit Restaurants, LLC’s management incentive plan discussed in Note 11—Management Incentive Plans. All classes of members were entitled to receive distributions, if any, in accordance with the provisions of the Company’s LLC operating agreement. In accordance with the provisions of the Company’s LLC operating agreement, if distributions were declared, Class D members had priority over distributions prior to Class B, Class A, and Class C members in that order. Class C member distributions were restricted based on whether the units were vested or unvested at the time of the distribution and cash was paid out only on vested units. Distributions of $1.0 million, $0.4 million and $1.1 million were declared and paid for the fiscal years ended December 31,

2019, December 25, 2018 and December 26, 2017, respectively. Members of The Habit Restaurants, LLC who held unvested units did not receive their portion of the 2014 distribution until the units vested. Distributions of $0.1 million, $0.1 million and $0.2 million on such amounts were paid as of December 31, 2019, December 25, 2018 and December 26, 2017, respectively, and are included in the distributions above. There were no unpaid distributions as of December 31, 2019. As part of the Recapitalization, these membership units have been exchanged for common units. All units that were previously unvested continued to vest based on the vesting schedule of the outstanding unvested Class C unit from which it was converted. The Company has the right to determine, subject to certain tax distributions, when distributions will be made to holders of common units of The Habit Restaurants, LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of common units (including the Company and its subsidiaries) pro rata in accordance with the percentages of their respective common units (other than, for clarity, certain non-pro-rata payments to the Company to satisfy certain of its obligations). Additionally, the new vested and unvested common units of The Habit Restaurants, LLC received upon the conversion of vested and unvested Class C units were entitled to receive distributions, if any, from The Habit Restaurants, LLC, provided, however, that distributions (other than tax distributions) in respect of unvested common units of The Habit Restaurants, LLC were only delivered to the holder thereof when, such common units ultimately vested. Pursuant to and subject to the terms of the LLC Agreement of The Habit Restaurants, LLC, the Continuing LLC Owners have the right to exchange their common units, together with a corresponding number of shares of Class B common stock (which such shares will be cancelled in connection with any such exchange) for, at the option of the Company, (i) cash consideration (calculated based on the volume-weighted average price of the Class A common stock of the Company, as displayed under the heading Bloomberg VWAP on the Bloomberg page designated for the Class A common stock of the Company for the 15 trading days immediately prior to the delivery date of a notice of exchange) or (ii) shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At any time that an effective registration statement is on file with the Securities and Exchange Commission (“SEC”) with respect to the shares of Class A Common Stock to be issued upon an exchange, The Habit Restaurants, Inc. may not provide cash consideration upon an exchange to a Continuing LLC Owner without the Continuing LLC Owner’s prior consent.

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

Note 14—Subsequent Events

On January 5, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with YUM! Brands, Inc., a North Carolina corporation (“Parent”), and Parent’s wholly-owned subsidiary, YEB Newco Inc., a Delaware corporation (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each:

(i)

share of Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”) (1) that is issued and outstanding immediately prior to the Effective Time and (2) resulting from the exchange of LLC Units, as described below (other than, with respect to the foregoing clauses (1) and (2), any shares of Class A Common Stock (A) owned by the Company or any direct or indirect wholly-owned subsidiary of the Company, (B) owned by Parent, Merger Sub or any direct or indirect wholly-owned subsidiary of Parent or Merger Sub or (C) held by stockholders that have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and automatically converted into the right to receive cash in an amount equal to $14.00, without interest thereon (the “Merger Consideration”), subject to applicable tax withholding;

(ii)

option (each, a “Company Stock Option”) to acquire shares of Class A Common Stock that is outstanding immediately prior to the Effective Time that has an exercise price per share that is less than the Merger Consideration will be cancelled and the former holder of such cancelled Company Stock Option will be entitled to receive (without interest), in consideration for the cancellation of such Company Stock Option, an amount in cash equal to the product of (x) the total number of shares subject to the unexercised portion of such Company Stock Option immediately prior to the Effective Time multiplied by (y) the excess of the Merger Consideration over the applicable exercise price per share under such Company Stock Option; provided that if the exercise price per share of any such Company Stock Option is equal to or greater than the Merger Consideration, such Company Option will be cancelled for no consideration; and

(iii)

restricted stock unit of the Company (each, a “Company RSU”) that is outstanding immediately prior to the Effective Time will be cancelled, and the former holder of such cancelled Company RSU will be entitled to receive (without interest), in consideration for the cancellation of such Company RSU, an amount in cash equal to the product of (x) the total number of shares subject to (or deliverable pursuant to) such Company RSU immediately prior to the Effective Time multiplied by (y) the Merger Consideration.

Consideration payable to holders of Company Stock Options and Company RSUs will be made no later than three business days after the Effective Time, net of any required withholding of taxes.

Concurrently with the Effective Time, each LLC Unit not held by the Company or one of its subsidiaries, whether vested or unvested, together with one share of or Class B common stock, par value $0.01 per share, of the Company (“Class B Common Stock,” and collectively with Class A Common Stock, “Company Common Stock”), will be exchanged for one share of Class A Common Stock (the “Exchange”), as is more particularly described in the Merger Agreement, and each share of Class B Common Stock will automatically be cancelled immediately upon consummation of the Exchange.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. The Company has agreed to operate its business in the ordinary course until the Effective Time. The Company has also agreed not to, and to cause its subsidiaries and instruct its representatives not to, solicit or initiate discussions with third parties regarding other proposals for a strategic transaction involving the Company. Parent and the Company have agreed to use their reasonable best efforts to take all actions necessary to consummate the Merger, subject to certain limitations, and as is more particularly described in the Merger Agreement.

The obligation of the parties to consummate the Merger is subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The Merger Agreement includes no financing contingency of any kind, and the Company has the ability to seek specific performance of enforce Parent’s obligation to close the Merger, as is more particularly described in the Merger Agreement.

Note 15—Quarterly Financial Reporting

(Unaudited)

(amounts in thousands except per share data)

	Fiscal Quarter(1)
	1Q19	2Q19	3Q19	4Q19	FY19
Total revenue	$108,174	$117,928	$117,303	$122,654	$466,059
Income (loss) from operations	(274)	3,435	1,553	1,032	5,747
Net income (loss)	(231)	2,680	1,365	863	4,677
Net income (loss) attributable to non- controlling interests	(55)	708	327	220	1,200
Net income (loss) attributable to The Habit Restaurants, Inc.	$(176)	$1,972	$1,038	$643	$3,477
Basic income (loss) per share of Class A common stock	$(0.01)	$0.10	$0.05	$0.03	$0.17
Diluted income (loss) per share of Class A common stock	$(0.01)	$0.09	$0.05	$0.03	$0.17

	Fiscal Quarter(1)
	1Q18	2Q18	3Q18	4Q18	FY18
Total revenue	$91,948	$102,852	$104,639	$102,708	$402,147
Income (loss) from operations	407	3,914	(899)	1,735	5,156
Net income (loss)	689	2,829	(864)	986	3,640
Net income (loss) attributable to non- controlling interests	35	773	(244)	299	863
Net income (loss) attributable to The Habit Restaurants, Inc.	$654	$2,056	$(620)	$687	$2,777
Basic income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.14
Diluted income (loss) per share of Class A common stock	$0.03	$0.10	$(0.03)	$0.03	$0.13

1)	Certain totals may not sum exactly due to rounding.

Schedule I:	Condensed Financial Information of Registrant

THE HABIT RESTAURANTS, INC.

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

	December 31,	December 25,
	2019	2018
(in thousands, except share data)
ASSETS
Cash and cash equivalents	$9,189	$6,181
Prepaid expenses and other current assets	3	—
Total current assets	9,192	6,181

Deferred tax assets	86,678	87,918
Investment in subsidiaries	134,233	125,342
Total long-term assets	220,911	213,260
Total assets	$230,103	$219,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses	15,586	12,408
Income tax payable	—	104
Amounts payable to related parties under Tax Receivable Agreement, current portion	1,215	552
Total current liabilities	16,801	13,064
Amounts payable to related parties under Tax Receivable Agreement, net of current portion	81,567	82,142
Total liabilities	98,368	95,206
Commitments and contingencies (Note 3)
Stockholders’ equity
Class A common stock, par value $0.01 per share; 70,000,000 shares authorized and 20,779,567 shares issued and outstanding at December 31, 2019 and 20,667,718 shares issued and outstanding at December 25, 2018.	208	207
Class B common stock, par value $0.01 per share; 70,000,000 shares authorized and 5,336,807 shares issued and outstanding at December 31, 2019 and 5,381,550 shares issued and outstanding at December 25, 2018.	53	54
Additional paid-in capital	120,366	117,053
Retained earnings	11,108	6,921
Total stockholders’ equity	131,735	124,235
Total liabilities and stockholders’ equity	$230,103	$219,441

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
(amounts in thousands)
Intercompany revenue	$608	$449	$320
Operating expenses
General and administrative expenses	608	449	320
Total operating expenses	608	449	320
Operating income	—	—	—
Other (income) expense
Equity in net income of subsidiaries	(4,661)	(3,204)	(5,049)
Tax Receivable Agreement liability adjustment	372	1,555	(57,231)
Interest (income) expense, net	(149)	(71)	11
Income before income taxes	4,438	1,720	62,269
Provision (benefit) for income taxes	961	(1,057)	65,388
Net income (loss)	$3,477	$2,777	$(3,119)

See notes to condensed financial statements.

THE HABIT RESTAURANTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,477	$2,777	$(3,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax Receivable Agreement liability adjustment	372	1,555	(57,231)
Deferred income taxes	961	(1,057)	65,388
Equity in net income of subsidiaries	(4,661)	(3,204)	(5,049)
Changes in assets and liabilities:
Accrued expenses	(33)	39	34
Income taxes payable	(10)	(13)	(1)
Net cash provided by operating activities	106	97	22
Cash flows from investing activities:
Capital contribution in subsidiary	—	—	(900)
Net cash used in investing activities	—	—	(900)
Cash flows from financing activities:
Tax receivable agreement payments to related parties	(427)	(1,464)	(2,040)
Tax distributions to LLC members	3,329	1,005	3,242
Net cash provided by (used in) financing activities	2,902	(459)	1,202
Net change in cash and cash equivalents	3,008	(362)	324
Cash and cash equivalents, beginning of period	6,181	6,543	6,219
Cash and cash equivalents, end of period	$9,189	$6,181	$6,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8	$26	$33
Cash paid for income taxes, net	$10	$13	$1

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

Note 3—Commitments and Contingencies

In connection with the IPO that occurred in fiscal year 2014, the Company entered into a tax receivable agreement (the “TRA”). Under the TRA, the Company generally will be required to pay to the holders of economic, non-voting interest in The Habit Restaurants, LLC (the "Continuing LLC Owners") 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that were created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in The Habit Restaurants, LLC for shares of our Class A common stock or cash, including any basis adjustment relating to the assets of The Habit Restaurants, LLC and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Habit Restaurants, Inc. generally will retain 15% of the applicable tax savings. See Note 6 to the consolidated financial statements for more information regarding the TRA. As of December 31, 2019 and December 25, 2018, the Company recorded a liability of $82.8 million and $82.7 million, respectively, representing the payments due to the Continuing LLC Owners under the TRA.